Form 10-K
period 1997-12-31
E COM INTERNATIONAL INC
filed 1998-03-30
CIK 1033903

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended        December 31, 1997

                                OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from             to

                        Commission File Number 000-23547

                            E.COM INTERNATIONAL, INC.


                (Name of registrant as specified in its Charter)

              Oregon                                   91-1600822
--------------------------------------------------------------------------------
(State of Incorporation or Organization)          (I.R.S. Employer
                                                  Identification Number)


       7737 S.W. Cirrus Drive, Beaverton, Oregon             97008
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)          (Zip Code)


                                 (503) 671-9900
--------------------------------------------------------------------------------
                         (Registrant's Telephone Number)

Securities Registered Under Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
----------------------               -----------------------------------------
None                                               None

--------------------------------------------------------------------------------
Securities Registered Under Section 12(g) of the Act:

Title of each class                   Name of each exchange on which registered
---------------------                 -----------------------------------------
Common Stock, No Par Value                           None
Warrants to purchase common stock                    None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES |_| NO |X|.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The Registrant's common stock held by non-affiliates at March 26, 1998 is not publicly traded. As of March 26, there were 2,375,577 shares of the Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Form 10 filed on December 24, 1997 with the Securities and Exchange Commission is incorporated by reference into Part II, Item 9.

                            E.COM INTERNATIONAL, INC.
                                    FORM 10-K
                                     PART I

Item 1.           Business

         Information in this Annual Report on Form 10-K includes forward-looking statements, and are often identified by the words "believes", "anticipates" and similar expressions. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect the Company's financial results are described below and in Item 7 of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Introduction

         E.Com International, Inc. ("E.Com" or the "Company"), an Oregon corporation established in 1996, develops, manufactures and markets integrated wireless mobile computing products for mobile computer users. The Company's Discovery I is a fully integrated smart handheld device that enables the user to send and receive wireless e-mail and faxes and access and retrieve certain information from the Internet, corporate networks and remote databases. The Company's Discovery II is a lower cost fixed memory handheld device that permits pen-based wireless messaging, e-mail and faxes. The Company's PDxpress is a mobile, compact docking station that provides integrated wireless communications capabilities and related battery management functions for certain popular but now discontinued Hewlett Packard handheld personal computers. The Company has completed development of these products and expects first commercial sales of the Discovery I in the first quarter of 1998. E.Com's products are designed to exploit the rapid response capabilities of wireless data communications in industries with mobile employees and time-sensitive information requirements, such as field sales and service, public safety, health care, financial services and delivery and courier services.

Industry Overview

         Demand for wireless communications products, primarily cellular phones and paging and messaging devices, has exploded in recent years. At the same time, computer hardware and software in laptop, notebook and handheld computers have made significant advances in computer memory, speed, functionality and miniaturization. To date, however, the successful integration of wireless communications products with computers has been relatively slow to occur due to the complexities involved in developing and integrating (1) wireless networks over which data can be transmitted; (2) wireless network "gateways" to integrate and facilitate data communications between networks; and (3) easy to use, cost-effective wireless computing products for the end-user. The following diagram illustrates the critical components of a wireless data communications solution.

[Diagram contains four interconnected elements: (1) wireless client; (2) wireless network; (3) wireless gateway; and (4) internet or intranet servers.]

         Most wireless networks, which have grown rapidly in recent years, were designed and optimized for voice, rather than data communications. In anticipation of growing demand for efficient wireless data communications, several radio networks were developed for data transmission and deployed by joint ventures of large computer and telecommunications firms in the United States. Two of the largest networks, ARDIS and RAM Mobile Data, were developed by joint ventures of International Business Machines Corporation ("IBM") and Motorola Inc., and BellSouth Corporation and RAM Broadcast Systems, Inc., respectively. These networks, known as "packet radio networks," operate on different frequencies from cellular phone networks and send and receive data through highly condensed "packets" of information, rather than through the continuous stream of transmissions necessary for cellular phones. As a result, packet radio networks transmit significant volumes of data in seconds (or microseconds) at a lower cost per kilobyte of data, for small to medium file sizes, than competing networks now in operation. Users can be in continuous contact on a packet radio network for an entire day, but accrue charges only when actual data packets move over the network.

         Packet radio networks have extensive geographic coverage in the United States. The ARDIS network, for example, covers the largest 425 metropolitan areas which includes more than 90% of all businesses and 80% of the total United States population. The packet radio networks were designed from the outset for data transmission and incorporate reliability and security features of critical importance to users, including: (1) rapid data delivery to users 24 hours a day requiring no end-user action; (2) automatic roaming capabilities among different geographical areas through unified national networks at no additional cost; (3) fully encrypted two-way communication providing data reliability and security;
(4) information storage and forwarding when a user logs on (messages are retained in the system until confirmation of receipt); (5) continuous network monitoring with minimum power consumption; and (6) extensive user capacity. Other networks are being developed, modified or expanded to compete with the packet radio networks, including overlays to cellular networks (known as CDPD), expansion of paging systems to encompass two-way communications and other new networks. To date, these alternative data communications networks offer only limited coverage, service and availability.

         In addition to the United States, packet radio networks are becoming more established in Asia-Pacific countries where traditional telephone land lines are often economically and geographically impractical and telephone service may be non-existent, or spotty at best. Singapore Telecommunications ("Singtel"), the largest network in Asia, and Telstra Corporation Limited ("Telstra"), the dominant Australian network, have established packet radio networks in their regions as an alternative to land line data communications. Other countries without extensive land line telephone systems are also exploring establishing packet radio networks.

         With the establishment of the packet radio networks by the mid-nineties and with cellular phones increasingly commonplace, many industry observers have predicted rapid expansion of wireless data communications. Sales of wireless computing products, however, have continued to lag far behind sales of cellular phones, in large part because end-users have been frustrated by problems resulting from the difficulties of integrating wireless tools, a wireless network gateway and corporate network and related systems. Unlike cellular phones, for which the integration of technology has been virtually transparent to users and the operation identical to traditional wireline phones, to date, wireless data products have required sophisticated programming to integrate computer hardware to wireless network gateways to corporate networks. Except for users of high-price custom systems, prospective users of wireless computing solutions have had few assurances of operational reliability. Recently, however, several larger computer systems integrators, such as IKON Office Solutions, Inc. ("IKON") and others, have established reputations for integrating the hardware, software and wireless network links for wireless data communications at reasonable cost with performance guarantees. E.Com believes that advances in systems integration will continue to reduce operational glitches in wireless data communications.

         Finally, most wireless computing tools have been paging devices or laptop or handheld computers modified to become wireless. Although Norand, Telxon and Symbol Technologies produce integrated high-performance, custom systems, their products are generally priced at between $3,000 and $6,000 per unit and therefore have not enjoyed wide-spread market penetration. Several companies such as Motorola WDG, Ericsson, U.S. Robotics and Socket Communications provide PC card products that enable wireless messaging and paging features in laptop or handheld computers. Although operational as an add-on or accessory, the wireless features typically have operational deficiencies such as short battery life or software integration issues that frustrate most mobile computer users. Laptop computers, although available at dramatically reduced prices in the last few years, also have drawbacks with respect to size, weight, ease of use and lack of durability. Similarly, handheld personal computers have in recent years become increasingly powerful; however, PC card wireless modems that provide wireless connectivity generally occupy a critical expansion slot usually needed for extra memory or application plug-ins. Consequently, the wireless mobile computing market has not had available an affordable end-user product designed and engineered specifically as a wireless computing device.

The E.Com Solution

         E.Com's products are wireless communications devices that primarily rely on the computing power and memory of corporate computer networks. This mobile platform optimizes performance and minimizes costs by reducing memory requirements and eliminating the need for a hard drive contained in the devices. E.Com's products offer its customers the following advantages:

o Seamless integrated wireless connectivity. By incorporating proprietary software, integrated hardware, application software and packet radio modems, E.Com's products permit seamless integration with a wireless network, resulting in wireless communication that is as easy as using a fax machine or network-wired computer.

o Reasonable price. E.Com's products are priced from the low-end to lower-mid-range of wireless communications and wireless computing devices. For example, the Company's flagship product, the Discovery I, is generally priced at between $1,400 and $2,000 depending upon configuration, components and customization. Monthly airtime costs are not included. Competing wireless mobile computing devices range from $500 for radio network adapters (not including the price of the portable computer) up to $6,000 for high performance, customized products.

o E-mail, fax and Internet access. All of E.Com's products enable the mobile user to send and receive wireless e-mail and faxes, while the Discovery I and PDxpress permit the mobile user to access and retrieve certain information from the Internet, corporate networks and remote databases.

o Lightweight, compact product. The Discovery I and Discovery II weigh 28 ounces and 26 ounces, respectively. Each product measures 4.3" x 7.3" x 1.4," or slightly larger than a typical handheld personal computer, and is about twice as thick as typical handheld computers. The Discovery I opens to allow access to a full keyboard and backlighted screen with touch screen capabilities for pen-based applications. The Discovery II opens to provide only pen-based touch screen capabilities. The PDxpress is slightly larger and weighs 26 ounces (without the HP 100/200LX Palmtop computer).

o Durable product design. E.Com's products are designed to withstand many of the occasional accidents that accompany mobility, such as being dropped on the floor.

o Higher capacity and longer battery life. E.Com's proprietary power management systems, including power save mode, enable its products to
         (1) use less energy for functions; (2) extend the capacity of the batteries for up to 30 hours without recharging; and (3) increase the life of the battery, reducing significantly the need for costly battery replacements.

         The following table summarizes key features of the Company's products:

   -------------------------------------- ------------------------ ------------------------ -----------------------
                  Feature                       Discovery I               PDxpress               Discovery II
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Windows-based operating system                    X                                                X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Wireless network capability                    DataTac            DataTac or Mobitex            DataTac
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Data collection applications                      X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Data transfer                                     X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   E-mail and fax                                    X                                                X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Corporate network access                          X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Internet access                                   X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Paging                                            X                                                X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Power management                                  X                                                X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Power-save mode                                   X                                                X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Battery life                             30+ hours operation      30+ hours operation     30+ hours operation
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Resolution                                  480 x 320 LCD                                    480 x 320 LCD
                                               1/2 VGA display                                    1/2 VGA display
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Backlighting                                      X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Durable design                                    X                        X                       X
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Dimensions                                4.3 x 6.7 x 1.4"         7.9 x 5.2 x 1.1"         4.3 x 6.7 x 1.4"
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Weight                                        28 ounces           22 ounces (without           26 ounces
                                                                    HP100/200LX Palmtop)
   -------------------------------------- ------------------------ ------------------------ -----------------------
   Price                                      $1,400 - $2,000               $895               $1,100 - $1,300
   -------------------------------------- ------------------------ ------------------------ -----------------------

Strategy

         The Company's objective is to develop and market highly functional, reasonably priced, integrated, wireless mobile computing products. By incorporating modular designs in its products to facilitate customizing or upgrading its products, E.Com intends to be a low-cost producer with the ability to respond quickly to customer demand and technological and market developments in wireless communications. E.Com integrates its product designs and proprietary software with components manufactured by leading technology companies to produce high quality communication and computing products. Key elements of E.Com's strategy are as follows:

o Optimize Computing and Communication Performance E.Com has designed its products to provide flexible mobile computing functions at a significantly lower price than products with comparable features. E.Com's products require less processing power than laptop computers because intensive computing functions are performed by a remote server connected through the wireless network; therefore, E.Com's products are lighter weight and lower cost than laptops equipped with a wireless modem. E.Com believes that this approach will significantly expand the market for wireless mobile computing products. E.Com's products are designed to provide the user with high-demand features, such as the ability to send and receive e-mail and faxes and access and retrieve certain information from the Internet, corporate networks and remote databases.

o Emphasize Cost-Effective Wireless Solutions. E.Com's modular component design simplifies and reduces the cost of incorporating enhancements and upgrades to software or critical components, thereby reducing the risk of early product obsolescence. In addition, modular design allows E.Com to customize its products at reasonable cost for volume purchasers of its products. This modular design reduces manufacturing costs and allows the Company to respond quickly to changes in market conditions without the need to completely redesign its products. E.Com uses contract manufacturers to fabricate and assemble its products so as to avoid the investment in facilities, equipment and personnel.

o Expand Market by Providing Integrated Wireless Solutions. Most wireless mobile computing devices available today fail to provide seamless wireless connectivity. While high performance, customized wireless computing products provide excellent wireless connectivity, E.Com believes that such devices have not enjoyed widespread acceptance by business customers due to the high price (generally $3,000 per unit or higher) of highly functional products and the poor product functionality of lower-priced products. E.Com's products, and the Discovery I in particular, bridge that gap to provide mobility and highly-functional connectivity at a reasonable price. E.Com believes that lower-priced wireless computing devices with reliable wireless connectivity will significantly expand the market for wireless mobile computing products.

o Offer Customer Support Service. Users of laptop or handheld computers have faced significant challenges in integrating the software, hardware and wireless technology necessary to achieve reliable wireless operation. E.Com has designed its products to provide seamless wireless connectivity by integrating the features of its products with an advanced wireless radio modem. Further, E.Com is able to provide single-source technical support to end-users to solve problems relating to its products' software, hardware or radio modems.

o Target Mobile Time-Sensitive Applications. E.Com has targeted its products at industries with mobile employees with time-sensitive information requirements. Likely users include field sales and services, public safety, health care, financial services and delivery and courier services. E.Com's products, and the Discovery I in particular, are designed for such users who may be dependent on rapidly changing mission-critical data or who operate in rapidly changing environments. For such users, the fast response capabilities of E.Com's wireless products are crucial.

o Establish Strategic Alliances to Create Distribution Channels. The Company has established strategic alliances to enhance its product marketing efforts with leading participants in the wireless data communications markets, including ARDIS, the largest packet radio network in the United States, and Motorola WDG, the largest supplier of packet radio modems. All of E.Com's wireless products are equipped with a Motorola WDG radio modem. The Company is also pursuing alliances with the largest wireless computer systems integrators as well as other distribution arrangements with software vendors and distributors. The Company believes these alliances and relationships will enable it to take advantage of the superior distribution systems, financial resources and market presences of these companies in establishing and eventually maintaining E.Com's products in the wireless data industry.

Sales and Marketing

         E.Com's portable products are targeted at mobile users who require fast reliable access to data in time-sensitive environments, such as field sales and service, public safety, health care, financial services and delivery and courier services. Targeted likely users of the Company's products are away from their offices at least 20% of the time and have information processing and transmission requirements that extend beyond the capabilities of standard cellular phones and pagers, but require less memory and processing capabilities than standard laptop or handheld personal computers.

         E.Com's sales and marketing activities are focused primarily on two geographic regions, the United States and the Asia-Pacific countries of Singapore, Australia, Malaysia, and Taiwan. As described above, these regions have (or will soon have) operational packet radio networks and E.Com believes that many businesses and mobile employees in these markets want affordable, reliable, easy to use wireless products.

         The Company has established strategic relationships with leading participants in the wireless data communications markets and is pursuing alliances with the largest systems integrators as well as other distribution arrangements with independent software vendors and distributors. Important distribution channels for E.Com are the packet radio network operators, such as ARDIS and RAM Mobile Data in the United States, Singtel in Singapore, and Telstra in Australia. The packet radio network operators, with substantial available capacity and facing increasing competition, are willing to promote and distribute E.Com's products in conjunction with promoting their own networks. All of E.Com's products have been designed to operate on DataTac networks, the worldwide Motorola standard. Currently, only the PDxpress can also be configured for the RAM Mobile Data network in the United States. RAM Mobile Data operates on Mobitex, an Ericsson worldwide network standard similar to DataTAC. The Company has plans to incorporate Mobitex radio modems into its Discovery I and Discovery II products in the future.

         E.Com is working with systems integrators to develop joint promotion, distribution and representation arrangements for its Discovery I and Discovery II products, as well as independent software vendors to develop other distribution channels for these products. The Company has also established relationships with authorized resellers of Hewlett Packard handheld personal computer products to resell E.Com's PDxpress products. E.Com expects the recent discontinuation of certain Hewlett Packard handheld personal computer products will reduce the demand for the PDxpress.

         To further strengthen its position in the market, E.Com has entered into an agreement with Motorola WDG in which Motorola WDG has agreed to provide wireless radio modems for the Company's products. Motorola WDG has also agreed to undertake joint product and business development and marketing activities such as distributor training and advertising. The agreement is terminable without cause by either party on ten day's notice. If the agreement is terminated by Motorola WDG, there can be no assurance that the Company will be able to obtain substitute radio modems on favorable terms or on a timely basis. E.Com also plans to establish a focused direct sales force to market its products to distributors of communications products and mobile computer professionals within major corporate accounts to create product awareness, assist in product evaluations, and provide ongoing education and support.

         E.Com's marketing activities to date have been to position the Company as a manufacturer of reasonably priced, integrated wireless mobile computing products and to create product awareness. E.Com intends to expend significant resources to create end user demand, establish brand name recognition and provide reseller support. As of March 1, 1998, the Company had one and a half persons in sales, marketing and support. The Company intends to increase its sales and marketing activities by adding two additional personnel and increasing promotional activities.

         Consistent with industry practice, the Company expects to provide its distributors with stock balancing and price protection rights which permit these distributors to return slow moving products to the Company for credit and price adjustments and for inventories of the Company's products held by distributors if the Company lowers the price of those products. Actual returns and price protection may have a material adverse effect on future operating results, particularly since the Company seeks to continually introduce new and enhanced products and is likely to face increasing price competition. The Company expects its agreements with its distributors will generally have terms of one to two years with automatic renewal provisions and typically provide for the termination of the agreement by either party upon 60 to 90 days notice.

Manufacturing

         E.Com is establishing internal procurement, materials resource planning, incoming test and battery conditioning, parts kitting, and final test procedures in its facilities, while outsourcing all printed circuit board fabrication, board assembly and final integration. E.Com has contracted with Millennium Technology Services of White City, Oregon for the manufacturing of the Discovery I and PDxpress. The Company expects to enter into written agreements with Millennium and possibly other manufacturers, to provide for written warranties, service, and other terms of the manufacturing arrangement. In July 1997, Millennium Technology Services filed a voluntary petition for Chapter 11 bankruptcy. While the Company expects Millennium Technology Services to continue to meet its needs, it is exploring alternative manufacturers for its Discovery I product and believes it would require approximately two to four weeks to commence production with another manufacturer, if necessary.

Competition

         The Company competes directly with established manufacturers of high-end wireless mobile computing products, including Norand, Telxon and Symbol Technologies, all of which have substantially greater financial, technical and other resources than the Company. Such companies have high volume manufacturing and extensive marketing and distribution capabilities and may succeed in establishing technology standards or strategic alliances in the data communications or mobile computer market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. The Company competes indirectly with other established manufacturers of wireless PC modem products, including Ericsson and U.S. Robotics.

         The Company also faces competition from companies that manufacture pagers (including Motorola WDG, Research in Motion and Socket Communications) or offer extended paging services and paging networks. Paging networks have evolved so that many now offer two-way paging that permits users to transmit short messages. Such companies may seek to expand the capabilities of the paging networks to match or exceed the capabilities of the packet radio networks. The Company also faces competition from alternative methods of downloading information into a mobile computer, primarily over telephone lines. In addition to competition from companies that offer wireless data communications devices, the Company could face competition from companies that offer alternative wired or wireless communications solutions, or from large computer and network equipment companies.

         The overall market for communications products is increasingly competitive, and the Company expects competition in each of its market areas to intensify. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases. See "Risk Factors -- Competition and Technological Advances."

Intellectual Property and Proprietary Rights

         E.Com has developed power and battery management systems, software to integrate such systems and other components to enhance its ability to develop new hardware and software products quickly, to offer products which run on multiple host platforms and to manufacture and package products at low cost. The Company has also developed a software development kit for Windows 3.1 or PenRight! applications which is used to reduce product development time and maximize platform independence.

         In June 1997 the Company was granted a design patent for its PDxpress compact docking station. The Company's utility patent for the PDxpress is currently under consideration. Otherwise, the Company relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into assignment of invention and nondisclosure agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. The Company has had no experience in enforcing its confidentiality agreements. See "Risk Factors -- Limited Protection of Proprietary Technology, Infringement on Competitors' Patents."

Government Regulation

         The Company is subject to various Federal Communications Commission ("FCC") regulations. The Company has received certification that its products comply with certain FCC regulations, and the Company's wireless communications products operate at frequencies based upon these regulations. Current FCC regulations permit license-free operation of certain FCC-certified wireless products; however, there can be no assurance that licensing will not be imposed by the FCC or if imposed, that the Company would meet the requirements of such a licensing scheme. In addition, the Company's products are dependent on the availability of certain wireless communications frequencies. However, due to recent and ongoing auctions by the FCC of frequencies for use by communications infrastructures and products and changes in the allocation of available frequency spectrum, the future of remote wireless communications is highly volatile. There can be no assurance the Company will be able to adapt its products on a timely and cost-effective basis to adapt to this changing environment.

Employees

         As of December 31, 1997, E.Com had twelve full-time employees and three part-time consulting or contract employees. E.Com is actively seeking additional qualified personnel for engineering product support and sales and marketing. The Company's employees are not subject to any collective bargaining agreements and management regards its relations with employees to be good. See "Risk Factors -- Dependence on Key Personnel."

Item 2.           Properties

         E.Com currently leases approximately 6,200 square feet of combined use office, testing and warehouse space at 7737 SW Cirrus Drive in Beaverton, Oregon. The lease term is three years and expires in September 1999. The Company believes that the current facilities are adequate but that it will require additional space in the Spring of 1998 to accommodate planned growth. The Company anticipates that additional space will be available on reasonable terms if needed.

Item 3.           Legal Proceedings

         The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include employee-related issues and disputes with customers.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is not currently traded publicly. As of December 31, 1997, the Company had 167 shareholders or record. The Company has not paid cash dividends since its inception. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Pursuant to the Company's Articles of Incorporation and Bylaws, the payment of dividends is subject to the discretion of the Company's Board of Directors and any terms and conditions imposed by law.

Item 6.           Selected Financial Data

Statement of Operations Data:

                                                      Period from
                                                     April 4, 1996         Period from April 4,
                                 Year ended      (date of inception) to  1996 (date of inception) to
                              December 31, 1997    December 31, 1996        December 31, 1997
                             ------------------  ----------------------  --------------------------
Sales                            $    25,237                 --                $    25,237
Cost of Sales                         21,797                 --                     21,797
                                 -----------                                   -----------
    Gross profit                       3,440                 --                      3,440
                                 -----------          -----------              -----------
Operating Expenses
    Research and development       1,112,974          $   230,525                1,343,499
    Sales and marketing              238,467               89,649                  328,116
    General and administrative       655,100              243,514                  898,614
                                 -----------          -----------              -----------
                                   2,006,541              563,688                2,570,229
                                 -----------          -----------              -----------
         Loss from operations     (2,003,101)            (563,688)              (2,566,789)
                                 -----------          -----------              -----------
Other income (expense)
    Interest income                   19,139                 --                     19,139
    Interest expense                 (29,784)              (3,522)                 (33,306)
                                 -----------          -----------              -----------
         Net loss                $(2,013,746)         $  (567,210)             $(2,580,956)
                                 -----------          -----------              -----------
                                 -----------          -----------              -----------
Basic loss per share             $     (1.46)         $      (.63)             $     (2.20)
Shares used in calculation         1,378,365              896,054                1,171,552

Balance Sheet Data:

                                    December 31, 1997   December 31, 1996
                                    -----------------   -----------------
Cash and cash equivalents              $1,839,281         $  16,190
Working capital                         1,643,513          (298,831)
Total assets                            2,614,249           136,019
Capital  lease  obligations, less          11,087              --
current portion
Shareholders' equity (deficit)          2,073,215          (195,825)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

         The Company commenced operations in April 1996 and then acquired key product designs and technologies from EnBloc. Since its formation, the Company has been in the development stage with its principal activities consisting of assembling a qualified technical and executive management team, continuing the development of its products, commencing pre-introduction marketing activities and raising capital. The Company has generated no significant revenues and has incurred substantial losses since its inception. The Company expects to continue to incur significant losses in 1998.

         The Company expects revenues to be derived primarily from the sale of its wireless mobile computing products. The Company does not expect to have any significant revenues until the second quarter of 1998 at the earliest. Sales are expected to be through purchase order contracts with each customer, which will vary as to profitability. The Company expects to continue development of enhancements, upgrades, and software for the Discovery I and for other new products. Future revenues, profits and cash flow will depend primarily on market acceptance of wireless communications through the packet radio networks, acceptance of the Company's products, competition and other factors. See "Risk Factors."

         The Company's primary product is expected to be the Discovery I, a fully integrated smart handheld device for wireless data communications. The Company plans to commence commercial production and shipment of the Discovery I(TM) late in the first quarter of 1998. The Company intends to purchase certain manufacturing, tooling and test equipment to support its move to commercial production. In addition, the Company expects to add to its engineering, marketing and sales staff to support its shift into commercial product sales. During 1998, the Company expects to invest in continuing development of enhancements, upgrades and software for its current products as well as developing additional new products.

Results of Operations and Going Concern

Comparison of Periods Ended December 31, 1997 and 1996

         The Company had revenues of approximately $25 thousand in 1997, compared to no revenues in the period from inception through December 31, 1996. Revenues were derived from sales of pre-commercial units of the Company's Discovery I and PDxpress products to customers for the purpose of evaluating the products. Upon commencing commercial production, the Company expects its costs of sales to decline as a percentage of revenues. Operating expenses increased 260% to $2 million in 1997 from $564 thousand for the prior period, reflecting primarily the Company's research and development efforts for the Discovery I product, increased headcount, sales and marketing activities and the full year of operations. all of which has been expensed. The increases in operating expenses also reflect the continued development of the Company from start-up to a manufacturer, as the Company added administrative staff and expanded sales and marketing activities.

         Research and development expenses since inception have consisted primarily of payments to engineering consultants, payments of salaries and fringe benefits of employees and purchase of engineering parts and materials. To date, the Company has expensed all such costs. Research and development expenses from inception to December 31, 1997 were $1.2 million. In response to a purchase order for the Discovery I (later canceled), in 1997, the Company committed significant resources to engineering staff and consultants for research and development of the Discovery I. The Company expects research and development expenses to decline in the near-term, but this decline will be offset by higher costs incurred to support higher engineering costs as the Company begins commercial manufacturing of its initial products. Accordingly, the Company anticipates that it will devote substantial resources to product development and hiring additional personnel.

         Sales, marketing, general and administrative expenses include payroll and related costs for the Company's administrative and executive personnel, costs related to the Company's marketing and promotional efforts, office lease expenses and other overhead costs, including legal and accounting costs and fees of consultants and professionals. Sales, marketing, general and administrative expenses from inception through December 31, 1997 were approximately $328 thousand, and increased by 166% in 1997 from the prior period, reflecting primarily preintroduction activities for the Discovery I. The Company expects sales, marketing, general and administrative expenses to increase substantially in future periods as the Company invests in marketing activities to promote its family of products and as it increases its number of employees and level of corporate and administrative activities in part due to the additional costs of being a public company.

         Net loss from inception through December 31, 1997 was approximately $2.6 million, and increased by 255% in 1997 from the prior period, reflecting primarily the increase in operating expenses.

Liquidity and Capital Resources

         To date, the Company has financed its operations primarily through private placements of common stock. In 1997, the Company raised in private equity transactions, net of issuance costs, approximately $4.3 million, including $3 million raised in a private offering during September, November and December, 1997. At December 31, 1997, the Company had shareholders' equity of approximately $2.1 million, although from inception through December 31, 1997, the Company had incurred an accumulated deficit of approximately $2.6 million. The Company had cash and cash equivalents of $1.8 million at December 31, 1997.

         The Company applied the proceeds from the most recent private offering to payment of outstanding accounts payable, tooling costs, repayment of a shareholder loan, and salaries, benefits and other regular monthly expenses. The Company expects to incur additional costs in the first quarter of 1998 to commercialize its Discovery I, as well as repay additional shareholder debt. The Company also expects that its operating costs will increase as the Company hires additional staff to expand its marketing, engineering support and production capabilities. If and when sales of the Company's products occur, working capital needs will also increase to finance inventory and accounts receivable. The Company has had no material commitments for capital expenditures at year end.

         The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its product development, manufacturing, sales and marketing programs and sales growth. The Company expects its cash requirements to increase significantly each year as it expands its activities and operations to finance increased personnel costs, inventory and accounts receivable. The Company's auditors have included an explanatory paragraph in their audit opinion with respect to the Company's financial statements which states that the Company has no significant operating revenues and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company currently expects that its cash and cash equivalents will satisfy its working capital needs for approximately six to eight months, assuming that the Company generates no revenues during such period. The Company does not expect to qualify for loans from commercial lenders until it achieves substantial revenues. The Company anticipates needing to raise additional capital, debt or equity, in public or private offerings, or loan transactions, to finance its continued growth. The Company intends to call the Warrants and require the exercise thereof promptly after (if ever) the call provisions are satisfied. See "Risk Factors -- Capital Requirements."

New Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt SFAS 131 for its fiscal year beginning January 1, 1998.

Risk Factors

         The Company does not provide forecasts of future financial performance. While E.Com's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

         Uncertain Market Acceptance of E.Com's Products. The Company is currently focusing on developing and delivering wireless data products for the specific needs of mobile users in a number of market segments with time-sensitive information requirements, including field sales and service, public safety, financial services and delivery and courier services. The Company believes that reliance by such market segments on full performance laptop or notebook computers to communicate limited amounts of data incurs unnecessary costs. However, there can be no assurance the Company will be able to convince these market segments of the relative benefits of its wireless products, that such products will gain widespread commercial acceptance or that adoption of such products will drive increased purchases. In addition, due to the unique nature of such products, which combine certain technologies and features of packet radio and mobile computing, the Company believes it will be required to incur significant expenses for sales and marketing, including advertising, to educate potential customers.

         The mobile computer market represents only a small percentage of the installed base of personal computers, and there can be no assurance that the mobile computer market will continue to grow. Because all of the Company's products are used in mobile computing applications, the Company's future operating results would be materially adversely affected by any reduction in the rate of growth of the mobile computer market. See "Business -- Industry Overview."

         Development Stage Enterprise; Expectation of Losses; Negative Cash Flows. The Company was founded in April 1996 and, as a development stage enterprise, has not yet generated significant revenues from product sales. As of December 31, 1997, the Company had incurred since inception aggregate losses of $2.6 million. The Company expects to continue to incur substantial losses and negative operating cash flow at least through most of 1997 and possibly thereafter. There can be no assurance that the Company will become profitable or cash flow positive at any time in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Operating results will depend, in part, on matters over which the Company has no control, including, without limitation, competition, technological and other developments in the wireless communications and computing industries and general economic conditions. See "Financial Information Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Emerging Market for Wireless Mobile Computing Products. The market for wireless mobile computing products is only beginning to emerge, and there can be no assurance that it will develop sufficiently to enable the Company to achieve broad commercial acceptance of its products. It is difficult to predict the rate at which this market will grow, if at all, because this market is relatively new. There are competing technologies and current and future competitors are likely to introduce a variety of competing wireless mobile computing solutions. If the wireless mobile computing market fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to conform its products to meet emerging standards in the wireless mobile computing market, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion.

         Capital Requirements. The Company's capital requirements will depend on many factors, including, but not limited to, the costs and expense of commercializing its products, and the market acceptance and competitive position of its products. There can be no assurance that the Company will be able to obtain financing, or that if it is able to obtain financing, it will be able to do so on satisfactory terms or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities, shareholders may experience additional dilution and such securities may have rights or preferences senior to those of the Common Stock. Moreover, if adequate funds were not available to satisfy the Company's short-term or long-term capital requirements, the Company would be required to limit its operations significantly. See "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Rapid Technological Change; Dependence on Product Development; Product Defects. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and short product life cycles. Accordingly, the Company's success will be substantially dependent on a number of factors, including its ability to identify emerging trends in the wireless mobile computing field, enhance its products by adding features to provide a more complete solution and differentiate its products from those of its competitors, maintain a competitive price performance ratio in its products and bring products to market quickly. Given the emerging nature of the wireless mobile computing market, there can be no assurance that the Company's products or technology will not be rendered obsolete by alternative technologies. Further, short product life cycles expose the Company's products to the risk of obsolescence and require frequent new product introductions. If the Company is unable to develop or obtain access to advanced wireless mobile computing technologies as they become available, or is unable to design, develop, contract for the manufacturing of and introduce competitive new products on a timely basis, its future operating results will be materially adversely affected. Any significant delays in the design, development, manufacture or shipment of new or enhanced products would also materially adversely affect the Company's results of operations.

         The markets for mobile computers and their peripherals and for wireless mobile computing products are extremely competitive and characterized by rapidly advancing technology, frequent changes in user preferences and frequent product introductions. The Company's PDxpress, for example, is targeted at users of a popular Hewlett Packard handheld personal computer that was discontinued in late 1997. The future success of the Company will depend in large part on its ability, and that of its strategic partners, to keep pace with advances in software and hardware technologies for wireless mobile computing. There can be no assurance that the Company will be able to respond effectively to these technological changes or to new product introductions by others.

         Although the Company performs testing prior to new product introductions, the Company's hardware and software products may contain undetected flaws, which may not be discovered until the products have been used by customers. From time to time, the Company may temporarily suspend or delay shipments or divert development resources from other projects to correct a particular product deficiency. Such efforts to identify and correct errors and make design changes may be expensive and time consuming. Failure to discover product deficiencies in the future could delay product introductions or shipments, require the Company to recall previously shipped products to make design modifications or cause unfavorable publicity, any of which could have a material adverse effect on the Company's operating results.

         Packet Radio Networks Fail to Gain Market Acceptance. The Company's products are designed to operate on the worldwide DataTAC and Mobitex packet radio networks, and operate on the FCC-approved frequencies for messaging technologies in the United States. New competitive wireless technologies, such as Cellular Digital Packet Data ("CDPD") in the United States and Global System for Mobile Communications Packet Radio Service ("GSM-GPRS") in Europe, being developed by various market participants are not compatible with the DataTAC or Mobitex packet radio networks and may be at different frequencies. If these new technologies succeed, carriers may cease to support DataTAC and Mobitex, and, while the Company expects to be able to upgrade its radio modems as necessary, there is no assurance that the Company will be able to develop future products based upon these new technologies. In addition, such developments could significantly affect the Company's operations by diverting the Company's efforts or increasing the opportunity for additional competition.

         Competition and Technological Advances. The overall market for communications products is increasingly competitive, and the Company expects competition in each of its market areas to intensify. Wireless mobile computing products are currently available in the market, although at prices significantly higher than the Company's targeted prices. The Company's products compete directly with those of established manufacturers of high-end wireless mobile computing products, including companies such as Norand Corporation ("Norand"), Telxon Corporation ("Telxon") and Symbol Technologies, Inc. ("Symbol Technologies"), all of which have substantially greater financial, technical and other resources than the Company. The Company also competes indirectly with other established manufacturers of wireless PC modem products, including Ericsson, Inc. ("Ericsson") and U.S. Robotics Corporation ("U.S. Robotics"). If another wireless mobile computing product competitive to the Company's products were introduced and acquired significant market share, the Company's business could be adversely affected.

         The Company also faces competition from companies that manufacture pagers (including Motorola, Inc. ("Motorola"), Research in Motion Limited ("Research in Motion") and Socket Communications, Inc. ("Socket Communications")) or offer extended paging services and paging networks. Paging networks have evolved so that many now offer two way paging that permits users to transmit short messages. Such companies may seek to expand the capabilities of the paging networks to match or exceed the capabilities of the packet radio networks. The Company also faces competition from alternative methods of downloading information into a mobile computer, primarily over telephone lines.

         In addition to competition from companies that offer wireless data communications devices, the Company could face competition from companies that offer alternative wired or wireless communications solutions, or from large computer and network equipment companies. The Company's business plan does not, at this time, envision its products becoming available as consumer electronics products; however, if products similar to the Company's products were to become the focus of the consumer electronics industry, the Company would then have to compete with companies that dominate that industry such as Casio Inc., Compaq Computer Corporation, and NEC America Inc.

         The Company's competitors and potential competitors have substantially greater financial, marketing, technical and other resources than the Company and may succeed in establishing technology standards or strategic alliances in the wireless mobile computing market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. There can be no assurance that the Company will succeed in developing products or technologies that are more effective or better accepted in the market than those developed by its competitors. In addition, there can be no assurance that the Company's competitors will not succeed in developing wireless mobile computing products that would render the Company's products and proposed products obsolete. The Company will also be competing with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which the Company has limited or no experience. Increased competition, direct and indirect, could materially adversely affect the Company's revenues and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases.

         Limited Protection of Proprietary Technology; Infringement on Competitors' Patents. Except for a design patent granted for its compact docking station, the Company relies on unpatented proprietary technology. Third parties could develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. The Company has filed, and intends to continue to file, applications as appropriate for patents covering its products; however, there can be no assurance that patents will issue from any of its pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. Furthermore, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since United States patent applications are maintained in secrecy until patents issue, and since the publication of inventions in technical or patent literature tends to lag behind such inventions by several months or years, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications, that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. The Company has also trademarked some of its proprietary product names and logos and claims copyright protection for its proprietary software. See "Business - Competition."

         Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful. There can also be no assurance that third parties will not assert intellectual property infringement claims against the Company. Litigation may be necessary to enforce the Company's patents, trademarks, copyrights or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. The defense and prosecution of such patent suits could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and results of operations regardless of the final outcome of such litigation. This is particularly true in foreign countries where the expenses associated with such proceedings can be prohibitive. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require the Company and others to cease selling its products, or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms, or at all. Moreover, if claims of infringement are asserted against future co-development partners or customers of the Company, those partners or customers may seek indemnification from the Company for damages or expenses they incur.

         To protect its rights, the Company requires all employees and most consultants, advisors and collaborators to enter into assignment of invention and nondisclosure agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. To date, the Company has had no experience in enforcing such agreements. See ":Business - Intellectual Property and Proprietary Rights."

         Dependence on Future Collaborations; Dependence on Third Parties. The Company's strategy for the manufacture of existing and proposed products and distribution of its products includes entering into manufacturing contracts, supply contracts and/or distribution agreements with participants in various segments of the wireless mobile computing markets. The Company's success will depend not only on the Company's continued relationships with these parties, but also on its ability to enter into additional strategic arrangements with new partners on commercially reasonable terms. The Company believes that, in particular, relationships with application software developers and systems integrators are extremely important in creating commercial uses for the Company's products necessary to achieve growth. There can be no assurance that the Company will be able to negotiate such alliances on acceptable terms, if at all. See "Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Strategy."

         The Company will rely significantly on its distributors and resellers for the marketing and distribution of its products. The Company's agreements with distributors and resellers, in large part, will be non-exclusive and may be terminated on short notice by either party without cause. The Company's distributors and resellers will not be within the control of the Company, will not be obligated to purchase products from the Company and may represent other lines of products. These distributors and resellers may give higher priority to the sale of other products, which could include products of competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could materially adversely affect the Company' operating results. The Company may be unable to recruit distributors and resellers in the future. Moreover, the distribution industry has been characterized from time to time by financial difficulties experienced by resellers and distributors. Any such problems could lead to reduced sales and could materially adversely affect the Company's operating results.

         Reliance on Third Party Contract Manufacturers and Component Suppliers. The Company subcontracts the manufacture of substantially all of its products to an independent, third party contract manufacturer on a sole source basis, but it expects to evaluate additional sources in the future. E.Com has contracted with Millennium Technology Services, Inc. ("Millennium Technology Services") of White City, Oregon for the manufacture of the Discovery I. The Company performs the final product testing on a sampled basis at its Beaverton, Oregon facility. In July 1997, Millennium Technology Services filed a voluntary petition for Chapter 11 bankruptcy. While the Company expects Millennium Technology Services to continue to meet its needs, it is exploring alternative manufacturers for its Discovery I product and believes it would require approximately two to four weeks to commence production with another manufacturer, if necessary. There can be no assurance, however, that the Company will be able to contract with an alternative manufacturer on favorable terms and on a timely basis.

         E.Com relies on sole source components including radio modems manufactured by Motorola Wireless Data Group ("Motorola WDG"), 386 chips manufactured by Advanced Micro Devices, Inc. and wireline fax/modems manufactured by Rockwell International Corporation. In addition, the Company purchases standardized commodities electronics products from a number of independent suppliers. Currently, the Company has a supply contract with Motorola WDG for the purchase of radio modems used in its products. The contract is terminable at will by either party upon ten days' notice. If this contract is terminated by Motorola WDG, there can be no assurance that the Company will be able to obtain substitute radio modems on favorable terms or on a timely basis. Certain components used in the Company's products may not be available without a long lead-time. If market demand develops for any of the Company's products, the Company may experience some delay in responding to such demand since production will be subject to time constraints inherent in obtaining the necessary components. The Company has already experienced delays in obtaining supplies of display boards and plastics for its PDxpress and Discovery I products. There is no assurance that the Company will not experience such problems and/or delays in future production.

         Although to date the Company has generally been able to obtain adequate supplies of all components, certain of these components are purchased on a purchase order basis, and the Company does not have long-term supply contracts for many of its components. There can be no assurance that the Company will not be affected by component shortages. Although the Company's suppliers are generally large, well financed organizations, a supplier experiencing financial or operational difficulties that resulted in a reduction or interruption in supply to the Company would materially adversely affect the Company's results of operations until the Company established sufficient manufacturing supply through an alternative source. The Company's inability in the future to obtain sufficient limited source components, or to develop alternative sources, could result in delays in product introductions or shipments, which could have a material adverse effect on the Company's results of operations.

         Future Product Development Required. Although the Company has developed the PDxpress, Discovery I and Discovery II and is ready to manufacture PDxpress and Discovery I units, the Company will need to conduct further limited testing of the Discovery I and Discovery II prior to full production. There can be no assurance that the Company will be successful in developing its line of products or that the development will occur on a timely basis before competing products acquire significant market share. In addition, delays in the testing and debugging of products may delay the introduction of, or prevent the Company from introducing, new, follow-on products to the marketplace and adversely affect the Company's competitive position, financial condition and results of operations. See "Business."

         Lack of Manufacturing Experience. In order for the Company to be successful as a product or component manufacturer, its products must be manufactured to meet high quality standards in commercial quantities at competitive prices. The Company currently has limited experience and capability to manufacture products in commercial quantities and has contracted with an electronics manufacturer for initial manufacture of the PDxpress and Discovery
I. The Company is establishing internal procurement, materials resource planning, incoming test and battery conditioning, parts kitting and final test procedures in its facilities to better manage its capacity and reduce costs; however, it outsources all printed circuit board fabrication, board assembly and final integration. There can be no assurance that the Company will meet its manufacturing targets as expected or that it will be able to obtain its objective of reducing costs while achieving high volume development. See "Business - Strategy" and "-- Manufacturing."

         Control By Existing Shareholders. As of December 31, 1997, the Company's executive officers, directors and 5% shareholders and their affiliates beneficially own approximately 39.5%, of the Company's outstanding shares of Common Stock. Accordingly, these individuals will have the ability to influence the election of the Company's directors as well as significant corporate matters requiring approval by the shareholders of the Company. Such concentration of ownership and the lack of cumulative voting also may have the effect of delaying or preventing a change in control of the Company.

         Dependence on Key Personnel. The Company's development and operations to date have been, and are expected in the immediate future to be, substantially dependent on the services of its President and Chief Executive Officer, William
F. Stephens. The loss of Mr. Stephens' services could materially and adversely affect the

Company's business prospects. The Company is also dependent on the continued service of certain other key management as well as its hardware and software engineering personnel, the loss of whose services could significantly delay the achievement of the Company's planned development objectives. The Company has not purchased key man life insurance on any of its personnel. Achievement of the Company's business objectives will require substantial additional expertise in the areas of technology, finance, manufacturing and marketing. The Company is actively seeking additional qualified personnel. Competition for qualified personnel is intense, and the loss of key personnel, or the inability to attract and retain the additional highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations. See "Business - Employees."

         Regulation. The Company is subject to various FCC regulations. Current FCC regulations permit license-free operation of certain FCC-certified wireless products. There can be no assurance that licensing will not be imposed by the FCC or if imposed, that the Company would meet its licensing requirements. The Company's products comply with certain FCC regulations, and the Company's wireless communications products operate at frequencies based upon these regulations. Due to recent and ongoing auctions by the FCC of frequencies for use by communications infrastructures and products and changes in the allocation of available frequency spectrum the future of remote wireless communications is highly volatile.

         Potential Effect of Anti-Takeover Provisions. The Company's Bylaws contain certain procedural requirements that could have the effect of delaying the ability of some shareholders to bring matters before a meeting of the shareholders or to nominate directors. In addition, certain provisions of Oregon law could have the effect of delaying, deterring or preventing a change in control of the Company. See "Description of Registrant's Securities to be Registered -- Provisions Affecting Acquisitions and Business Combinations."

         Absence of Dividends. The Company has not paid cash dividends since its inception. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Pursuant to the Company's Articles of Incorporation and Bylaws, the payment of dividends is subject to the discretion of the Company's Board of Directors and any terms and conditions imposed by law.

         Redemption of Warrants. As described in greater detail elsewhere in this Prospectus, outstanding Warrants issued from September 1997 to December 1997 are subject to redemption at $0.25 per Warrant on 30 days written notice at any time the Common Stock closes at at least $5.00 per share as reported by the OTC Bulletin Board for each of ten consecutive trading days immediately preceding the date of the notice of redemption. Warrants issued from January 1997 to July 1997 are subject to redemption at $0.50 per Warrant on 30 days written notice if the Company files a registration statement with the Commission for an initial public offering of the Common Stock; an initial public offering of the Common Stock closes at a price of at least $4.00 per share; or the Company achieves revenues of at least $4 million. In the event the Company exercises the right to redeem the Warrants, a holder will be forced either to exercise the Warrants or accept the redemption price. See "Description of Registrant's Securities to be Registered -- Warrants."

         Current Prospectus and Blue Sky Registration Required to Exercise the Warrants. Warrant holders will be able to exercise the Warrants included therein only if a current prospectus relating to the Common Stock underlying such Warrants is then in effect, and only if such Common Stock is qualified for sale or exempt from qualification under applicable state securities laws of the states in which such holders of the Warrants reside. The value of the Warrants may be impaired if a current prospectus covering the Common Stock issuable upon exercise of the Warrants is not kept effective, or if such Common Stock is not qualified or exempt from qualification in the states in which the holders of Warrants reside.

Item 8.           Financial Statements and Supplementary Data

         The financial statements and supplementary data required hereunder are included in the annual report as set forth in Item 14 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company reported a change of its independent auditor from BDO Seidman LLP to KPMG Peat Marwick LLP in its Form 10 filed with the Securities and Exchange Commission on December 23, 1997 which is hereby incorporated by reference.

                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant

         The names, ages and positions of the directors and executive officers of the Company as of the date hereof are as follows:

      Name                              Age      Position
      ----                             ----      --------
      William F. Stephens                49      President, Chief Executive Officer and Director

      Jonathan D. Birck                  49      Executive Vice President

      Barry Rahimian                     34      Vice President of Sales and Marketing

      Steven A. Larson                   48      Chairman of the Board and Vice President of Corporate
                                                 Development

      Lawrence C. Neitling               49      Director

      James M. Sapp                      46      Director

-----------------

         William F. Stephens, a co-founder of the Company, has served as its President and Chief Executive Officer and as a Director since its formation in April 1996. From October 1995 to April 1996, Mr. Stephens was the President and Chief Executive Officer of EnBloc. Mr. Stephens was the founder and from April 1993 to October 1995 served as the President of Scientific Imaging Technologies, Inc., a developer of advanced electronic imaging devices and systems. From December 1990 to April 1993, he was President of Photonics Marketing Associates. Mr. Stephens holds a B.S. and M.S. in electrical engineering from Texas Tech University.

         Jonathan D. Birck joined the Company in November 1997 as Executive Vice President. From 1984 to the present, Mr. Birck has served as President of Virtual Corporation, a manufacturer of diagnostic hearing test equipment. Virtual Corporation ceased production in December 1996. Since that time, Mr. Birck's role as President of Virtual Corporation has been to assist with the winding up of the corporation's affairs. From 1981 to 1984, Mr. Birck was President of Northwest Instrument Systems, Inc., a manufacturer of electronic test instrumentation. Mr. Birck holds a BSEE degree from Purdue University and an MSEE degree from Stanford University.

         Barry Rahimian has been Vice President of Sales and Marketing since July 1996. Prior to joining the Company, Mr. Rahimian served as Division Marketing Manager of Electro Scientific Industries, Inc. from October 1992 to June 1994, and Director of Worldwide Sales and Marketing for Scientific Imaging Technologies, Inc. from June 1994 to June 1996. Mr. Rahimian holds a B.S. in mechanical engineering from Oregon State University and an M.B.A. from Stanford University.

         Steven A. Larson, a co-founder of the Company, has been Chairman of the Board since its formation in April 1996 and Vice President of Corporate Development since August 1997. From 1987 to the present, Mr. Larson has been Chairman and Chief Executive Officer of Decision Point Data, Inc., a provider of software development and data processing services.

         Lawrence C. Neitling joined the Company as a director in August 1997. Since July 1997 he has been Vice President and General Manager of Grass Valley Products, a division of Tektronix, Inc., a leading producer of electronic products for television stations and cable companies. From May 1994 to May 1997, Mr. Neitling was President and Chief Operating Officer of Merix Corporation, a developer and manufacturer of high performance printed circuit boards. From 1985 until May 1994, Mr. Neitling held a series of managerial positions at Tektronix

Circuit Board Division which became Merix Corporation in May 1994. Mr. Neitling is a graduate of Portland State University and serves as a member of its Engineering Advisory Board.

         James M. Sapp has served as a director of the Company since September 1996. Mr. Sapp is the founder and has served as Chairman of Planned Marketing Solutions of California, Inc. since April 1979. He is also the founder and has served as Chairman of Championship Sport Games Inc. since June 1987, and was the founder and Chairman of Slamma Jamma Inc. from February 1992 to January 1997. Mr. Sapp has also been a business agent for Clyde Drexler of the NBA Houston Rockets since 1993.

         The Company's Board of Directors consists of five directors. Directors of the Company hold office until the next annual meeting of shareholders or until their successors have been elected and duly qualified. The Company's 1997 Incentive Compensation Plan provides for the grant of options to directors under certain circumstances. In accordance with the Company's Bylaws, directors may be paid for their expenses of attendance at each meeting of the Board of Directors and may be paid a fee for such attendance or a stated salary as director. Currently, non-employee directors receive 5,000 options per year for their services and for their participation at Board meetings. In addition, Mr. Larson, Chairman of the Board, serves as Vice President of Corporate Development and receives compensation from the Company for his services. All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

         Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

Item 11.         Executive Compensation

         The following table sets forth compensation earned during the fiscal years ended December 31, 1996 and 1997 by the Company's President and Chief Executive Officer (the "CEO"). No executive officer received total salary and bonus during 1996 in excess of $100,000. The CEO received total salary and bonus in the amount of $97,000 during 1997. No other executive officer received total salary and bonus during 1997 in excess of $100,000.

                                            Summary Compensation Table

---------------------------- ------------ ------------------------------------------- ---------------------
                                                                                           Long-Term
                                                                                          Compensation
                                                     Annual Compensation                     Awards
---------------------------- ------------ --------------------- --------------------- ---------------------
                                                                                           Securities
Name and Principal                                                                         Underlying
 Position                       Year           Salary ($)            Bonus ($)          Options/SARs (#)
---------------------------- ------------ --------------------- --------------------- ---------------------
                                1996             84,000                  --                  50,000
William F. Stephens
President and CEO               1997             91,000                6,000                100,000
---------------------------- ------------ --------------------- --------------------- ---------------------

Option Grants in Last Fiscal Year

         The following table sets forth information concerning option grants held by the Company's President and CEO as of December 31, 1997. The Company has not issued any stock appreciation rights.

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                             Annual Rates of
                                                                                               Stock Price
                                                                                            Appreciation for
                           Individual Grants                                                 Option Term (1)
                      -------------- ---------------------- ----------- ---------------- ------------- -------------
                        Number of
                       Securities         % of Total
                       Underlying    Options/SARs Granted   Exercise
        Name            Options/        to Employees In     or Base
                      SARs Granted        Fiscal Year       Price         Expiration
                           (#)                                ($/Sh)         Date           5%($)         10%($)
--------------------- -------------- ---------------------- ----------- ---------------- ------------ -------------
William F. Stephens      50,000                7.5%             3.00    July 26, 2006       79,236        199,713
--------------------- -------------- ---------------------- ----------- ---------------- ------------- -------------
                        100,000               14.9%             3.50    August 22, 2007    212,250        551,443
--------------------- -------------- ---------------------- ----------- ---------------- ------------- -------------

(1) Represents amounts that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% numbers are calculated based on rules required by the SEC and do not reflect the Company's estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth.

Aggregated Option Exercises and Option Values

         The following table sets forth information concerning the value of unexercised options as of December 31, 1997 held by the Company's President and CEO. No options were exercised by the Company's President and CEO as of December 31, 1997.

                                      -------------------------------------- ---------------------------------------
                                        Number of Securities Underlying              Value of Unexercised
                                              Unexercised Options                    In-the-Money Options
                                           At December 31, 1997 (#)              at December 31, 1997 ($)(1)
          --------------------------- ------------------- ------------------ ------------------- -------------------
                     Name                Exercisable        Unexercisable       Exercisable        Unexercisable
          --------------------------- ------------------- ------------------ ------------------- -------------------
          William F. Stephens               16,667              133,333            8,334             16,667
          --------------------------- ------------------- ------------------ ------------------- -------------------


(1) Based upon the difference between the fair market value of the securities underlying the option at December 31, 1997 ($3.50 per share as determined by the Board of Directors) and the exercise price of the options.

Compensation of Directors

         In accordance with the Company's Bylaws, directors may be paid for their expenses of attendance at each meeting of the Board of Directors and may be paid a fee for such attendance or a stated salary as director. Currently, non-employee directors receive 5,000 options per year for their services and for their participation at Board meetings. All directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board of Directors.

Employment Agreement

         The Company entered into an employment agreement with William F. Stephens, the Company's President and CEO, effective May 1, 1996, whereby Mr. Stephens receives a monthly base salary and certain benefits. Mr. Stephens' employment may be terminated by the Company at any time, for any reason upon 30 days advance written notice. If the Company terminates Mr. Stephens' employment without cause, Mr. Stephens will receive severance payments for six months, and if his employment is terminated as a result of his death or disability, he will receive any severance or disability payments to which he may be entitled under the Company's standard benefit plans then in effect. In July 1996, the Company's Board of Directors resolved that Mr. Stephens' base salary of $7,000 would increase to $9,000 commencing February 1, 1997. Mr. Stephens voluntarily suspended this increase until September 1997. In addition, pursuant to an addendum to the employment agreement dated December 2, 1996, Mr. Stephens was eligible for a 1997 annual cash performance bonus of $25,000 plus an additional bonus equal to 2% of that portion of net revenue which exceeded the Company's expected goal for 1997. The Board gave him a $6,000 bonus, as a result of his willingness to voluntarily suspend his salary increase. On August 22, 1997, the Board of Directors authorized a grant to Mr. Stephens of 100,000 incentive stock options that will vest over three years.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 by
(i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock ("Principal Shareholder"); (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all executive officers and directors of the Company as a group.

                                                     Shares Beneficially Owned (1)
                                                     ----------------------------
Name and Addresses                                       Number       Percent(2)
-----------------------------                        -------------  -------------
Paulson Investment Company Inc. ...................      290,000        12.2
    811 Front Ave., Suite 200
    Portland, OR  97204
Barclay Armitage ..................................      250,000        10.5
    Murray Business Center
    3601 SW Murray Blvd., Suite 62
    Beaverton, OR  97005
Steven A. Larson(3) ...............................      211,667         8.8
    7737 S.W. Cirrus Drive
    Beaverton, OR  97008
William F. Stephens(3) ............................      103,334         4.3
James M. Sapp(4) ..................................       55,000         2.3
Lawrence C. Neitling ..............................       12,500         *
Max E. Toy(4) .....................................        5,000         *
Jonathan D. Birck .................................         --           --
Barry Rahimian(5) .................................       10,000         *
All executive officers and directors as a
group (seven persons)(6) ..........................      397,501        16.4

------------------
* less than one percent

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding for determining the amount and percentage of Common Stock owned by such individual. To the Company's knowledge, each person has sole voting and sole investment power with respect to the shares shown.

(2) Rounded to the nearest 1/10th of one percent, based on 2,375,577 shares of Common Stock outstanding and assuming no exercise of any warrants or any outstanding options.

(3) Includes 16,667 shares issuable upon exercise of options exercisable within 60 days after December 15, 1997.

(4) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days after December 15, 1997.

(5) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days after December 15, 1997.

(6) Includes 53,334 shares issuable upon exercise of options exercisable within 60 days after December 15, 1997.

Item 13.         Certain Relationships and Related Transactions

         The Company has entered into several demand notes with a principal balance of $195,000 as of December 31, 1997 with A&B Partnership and W.B. Armitage Trust, both affiliated with Barclay Armitage, a principal shareholder, in exchange for cash advances to provide working capital for the Company. All notes are term notes payable on March 20, 1998; and interest is payable monthly at an annual rate of 10%.

                                     PART IV

Item 14.  Exhibits, Financial Schedules, and Reports on Form 8-K

         The Financial Statements are found on pages F-1 through F-20 of this Form 10-K. The Financial Statement Table of Contents is on Page F-1. The Exhibit Index is found on Page 26 of this Form 10-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Beaverton, State of Oregon on this 27th day of March, 1998.

                                  E.COM INTERNATIONAL, INC.

                                  By        /s/ William F. Stephens
                                    -----------------------------------
                                            William F. Stephens
                                   President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March, 1998.

          Signatures                                  Title
      ----------------                           ------------------

       /s/ William F. Stephens         President, Chief Executive Officer,
--------------------------------       Director and Principal Financial Officer
           William F. Stephens




         /s/ Steven A. Larson          Chairman of the Board and Vice President
--------------------------------       of Corporate Development
             Steven A. Larson




       /s/ Lawrence C. Neitling        Director
--------------------------------
           Lawrence C. Neitling




          /s/ James M. Sapp            Director
--------------------------------
              James M. Sapp

                                  EXHIBIT INDEX

                                    FROM 10-K

                            E.COM INTERNATIONAL, INC.

      Exhibit
        No.                       Description
---------------     ---------------------------------------------
       3.1+         Articles of Incorporation of the Company
       3.2+         Bylaws of the Company
       4.1+         Form of Warrant Number One for Purchase of Common Stock
       4.2+         Form of Warrant Number Two for Purchase of Common Stock
       4.3+         Warrant Agreement including Form of Warrant
       4.4+         Form of Warrant for Purchase of Units
      10.1+         Employment Agreement between the Company and William F. Stephens
      10.2+         Employment Agreement between the Company and Jonathan D. Birck
      10.3+         Contract between Company and Motorola Wireless Data Group
      10.4+         Agreement between Company and L.G. Zangani, Inc.
      10.5+         1997 Incentive Compensation Plan
      10.6+         Lease with Gateway Columbia Properties
      16+           Letter from BDO Seidman, LLP Regarding Change in Certifying Accountant
      27            Financial Data Schedule


+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.

Copies of Exhibits may be obtained upon request directed to Mr. William F. Stephens, E.Com International, Inc., 7737 S.W. Cirrus Drive, Beaverton, Oregon 97008.

                            E.COM INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                                      Index

Independent Auditors' Report.......................................   F-2
Balance Sheets.....................................................   F-3
Statements of Operations...........................................   F-4
Statements of Shareholders' Equity (Deficit).......................   F-5
Statements of Cash Flows...........................................   F-6
Notes to Financial Statements......................................   F-8

                          Independent Auditors' Report

The Board of Directors and Shareholders
E.Com International, Inc.:

We have audited the accompanying balance sheets of E.Com International, Inc. (a company in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1997, for the period from April 4, 1996 (date of inception) to December 31, 1996 and for the period from April 4, 1996 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.Com International, Inc. (a company in the development stage) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, for the period from April 4, 1996 (date of inception) to December 31, 1996 and for the period from April 4, 1996 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no significant operating revenues and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Portland, Oregon                                           KPMG PEAT MARWICK LLP
February 27, 1998

                            E.COM INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                                 Balance Sheets

                                                                            December 31
                                                                    ---------------------------
                                                                        1997            1996
                                                                    -----------       ---------
Current assets:
    Cash and cash equivalents                                       $ 1,839,281       $  16,190
    Inventories                                                         315,023           8,916
    Prepaid expenses and other assets                                    19,156           7,907
                                                                    -----------       ---------
              Total current assets                                    2,173,460          33,013
                                                                    -----------       ---------
Property and equipment, net                                             380,206          87,739
Intangible assets, net                                                   19,833           9,767
Prepaid software royalties, net                                          40,750            --
Other assets                                                               --             5,500
                                                                    -----------       ---------
                                                                    $ 2,614,249       $ 136,019
                                                                    -----------       ---------
                                                                    -----------       ---------
          Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                    237,245          59,026
    Accrued liabilities                                                  95,558          45,818
    Notes payable to shareholder                                        195,000         195,000
    Contract payable                                                       --            32,000
    Current portion of capital lease obligations                          2,144            --
                                                                    -----------       ---------
              Total current liabilities                                 529,947         331,844
                                                                    -----------       ---------
Capital lease obligations, less current portion                          11,087            --

Commitments

Shareholders' equity (deficit):
    Common stock, no par value, authorized 10,000,000 shares;
      2,375,577 and 951,684 issued and outstanding at December
      31, 1997 and 1996, respectively                                 3,386,025         377,181
    Warrants outstanding                                              1,268,146            --
    Subscriptions receivable from sale of stock                            --            (5,796)
    Deficit accumulated during the development stage                 (2,580,956)       (567,210)
                                                                    -----------       ---------
              Total shareholders' equity (deficit)                    2,073,215        (195,825)
                                                                    -----------       ---------
                                                                    $ 2,614,249       $ 136,019
                                                                    -----------       ---------
                                                                    -----------       ---------

See accompanying notes to financial statements

                           E.COM, INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                            Statements of Operations

                                                                       Period from        Period from
                                                                       April 4, 1996     April 4, 1996
                                                                         (date of          (date of
                                                       Year ended      inception) to      inception) to
                                                       December 31,     December 31,       December 31,
                                                          1997              1996              1997
                                                       -----------       -----------       -----------
Sales                                                  $    25,237       $      --         $    25,237
Cost of sales                                               21,797              --              21,797
                                                       -----------       -----------       -----------
           Gross profit                                      3,440              --               3,440
                                                       -----------       -----------       -----------
Operating expenses:
    Research and development                             1,112,974           230,525         1,343,499
    Sales and marketing                                    238,467            89,649           328,116
    General and administrative                             655,100           243,514           898,614
                                                       -----------       -----------       -----------
                                                         2,006,541           563,688         2,570,229
                                                       -----------       -----------       -----------
           Loss from operations                         (2,003,101)         (563,688)       (2,566,789)

Other income (expense):
    Interest income                                         19,139              --              19,139
    Interest expense                                       (29,784)           (3,522)          (33,306)
                                                       -----------       -----------       -----------
           Loss before provision for income taxes       (2,013,746)         (567,210)       (2,580,956)

Provision for income taxes                                    --                --                --
                                                       -----------       -----------       -----------
           Net loss                                    $(2,013,746)      $  (567,210)      $(2,580,956)
                                                       -----------       -----------       -----------
                                                       -----------       -----------       -----------
Basic loss per share                                   $     (1.46)      $      (.63)      $     (2.20)
                                                       -----------       -----------       -----------
                                                       -----------       -----------       -----------
Shares used in calculation                               1,378,365           896,054         1,171,552
                                                       -----------       -----------       -----------
                                                       -----------       -----------       -----------

See accompanying notes to financial statements.

                           E.COM, INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                       Statements of Shareholders' Equity

                                                                                                      Deficit
                                                                                     Notes          accumulated          Total
                                            Common stock                           receivable       during the       shareholders'
                                     --------------------------      Warrants      from sale        development         equity
                                       Shares          Amount       outstanding     of stock           stage           (deficit)
                                     ----------      ----------     -----------    ----------       -----------      -------------
Balance at April 4, 1996 (date
    of inception)                          --        $     --              --        $  --         $      --         $      --

Issuance of common shares               951,684         377,181            --         (5,796)             --             371,385
Net loss                                   --              --              --           --            (567,210)         (567,210)
                                     ----------      ----------      ----------      -------       -----------       -----------

Balance at December 31, 1996            951,684         377,181            --         (5,796)         (567,210)         (195,825)

Issuance of common shares and
    warrants, net of
    approximately $1,032,000 in
    offering expenses                 1,423,893       3,008,844       1,268,146         --                --           4,276,990
Payments received on receivable
    from sale of stock                     --              --              --          5,796              --               5,796
Net loss                                   --              --              --           --          (2,013,746)       (2,013,746)
                                     ----------      ----------      ----------      -------       -----------       -----------
Balance at December 31, 1997         $2,375,577      $3,386,025      $1,268,146      $  --         $(2,580,956)      $ 2,073,215
                                     ----------      ----------      ----------      -------       -----------       -----------
                                     ----------      ----------      ----------      -------       -----------       -----------

See accompanying notes to financial statements.

                           E.COM, INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                            Statements of Cash Flows

                                                                                      Period from          Period from
                                                                                      April 4, 1996        April 4, 1996
                                                                                         (date of            (date of
                                                                   Year ended          inception) to        inception) to
                                                                   December 31,         December 31,        December 31,
                                                                       1997                1996                 1997
                                                                  --------------      ---------------      ---------------
Cash flows from operating activities:
    Net loss                                                        $(2,013,746)         $(567,210)         $(2,580,956)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                   115,746             11,335              127,081
        Write off of acquired products in development                      --               39,098               39,098
        Changes in operating assets and liabilities:
          Inventories                                                  (306,107)            (6,990)            (313,097)
          Prepaid expenses and other assets                             (64,420)           (25,964)             (90,384)
          Accounts payable and accrued liabilities                      227,959            104,844              332,803
                                                                    -----------          ---------          -----------
                  Net cash used in operating activities              (2,040,568)          (444,887)          (2,485,455)
                                                                    -----------          ---------          -----------
Cash flows from investing activities:
    Capital expenditures                                               (385,850)           (73,765)            (459,615)
    Acquisition of EnBloc assets                                           --              (31,543)             (31,543)
                                                                    -----------          ---------          -----------
                  Net cash used in investing activities                (385,850)          (105,308)            (491,158)
                                                                    -----------          ---------          -----------
Cash flows from financing activities:
    Proceeds from sale of common stock and warrants, net              4,176,990            371,385            4,548,375
    Proceeds from issuance of notes payable to shareholders             225,000            195,000              420,000
    Repayment of notes payable to shareholders                         (125,000)              --               (125,000)
    Principal payments under capital lease obligation                    (1,277)              --                 (1,277)
    Repayment of contract payable                                       (32,000)              --                (32,000)
    Payments received on subscriptions receivable from sale
      of stock                                                            5,796               --                  5,796
                                                                    -----------          ---------          -----------
                  Net cash provided by financing activities           4,249,509            566,385            4,815,894
                                                                    -----------          ---------          -----------
                  Net increase in cash and cash equivalents           1,823,091             16,190            1,839,281

Cash and cash equivalents at beginning of period                         16,190               --                   --
                                                                    -----------          ---------          -----------
Cash and cash equivalents at end of period                          $ 1,839,281          $  16,190          $ 1,839,281
                                                                    -----------          ---------          -----------
                                                                    -----------          ---------          -----------

                           E.COM, INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                       Statements of Cash Flows, Continued

                                                                                                    Period from    Period from
                                                                                                   April 4, 1996  April 4, 1996
                                                                                                    (date of       (date of
                                                                                  Year ended       inception) to   inception) to
                                                                                  December 31,      December 31,    December 31,
                                                                                     1997             1996             1997
                                                                                  ------------     -------------   -------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                        $ 16,040         $ 2,148         $ 18,188
                                                                                    --------         -------         --------
                                                                                    --------         -------         --------
Supplemental schedule of noncash investing  and financing activities:
      Effective May 1, 1996, the Company purchased certain assets of
        EnBloc for $63,543. In conjunction with the acquisition, a contract payable was incurred as follows:
          Fair value of assets acquired                                                 --            63,543           63,543
          Cash consideration                                                            --            31,543           31,543
                                                                                    --------         -------         --------
                  Contract payable incurred                                         $   --           $32,000         $ 32,000
                                                                                    --------         -------         --------
                                                                                    --------         -------         --------
      Sale of common stock for subscriptions receivable                             $   --           $ 5,796         $  5,796
      Capital lease obligation incurred for purchase of equipment                     14,508            --             14,508
      Warrants issued for partial compensation to selling agent                       53,241            --             53,241
      Note payable to shareholder converted to common stock                          100,000            --            100,000


See accompanying notes to financial statements.

                           E.COM, INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

                           December 31, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       Nature of Business

       The financial statements include the accounts of E.Com International, Inc. (E.Com or the Company). The Company was incorporated on April 4, 1996 as E.B.I Acquisition, Inc. and changed its name as of January 10, 1997. It is a development stage company which is in the process of developing, manufacturing and marketing integrated wireless mobile computing products for the mobile computer market. Since inception the Company has primarily been engaged in product development, market development and organizational development activities.

       On May 1, 1996, the Company acquired key product designs and technologies from EnBloc, Inc. (EnBloc). The acquisition was accounted for using the purchase method, and the estimated fair values of the assets purchased and liabilities assumed were recorded in the financial statements on the date of acquisition.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.

       Inventory

       Inventory, consisting principally of raw materials, parts and supplies, are valued at the lower of cost (first-in, first-out method) or market.

       Property and Equipment

       Property and equipment is stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments.

       Depreciation is provided using the straight-line method over the following estimated useful lives:

         Furniture and fixtures                 5 to 7
         Computers and equipment                3 to 7
         Leasehold improvements                 5

       Depreciation for tooling is provided using the straight-line method over the estimated useful life of the asset or the product life, whichever is shorter; generally one year.

       Equipment under capital lease is amortized straight-line over five years which is the shorter of the estimated useful life of the asset or the lease term.

       Intangible Assets

       Intangible assets include the E.Com trademark and logo, and patents. These intangible assets are being amortized using the straight-line method over the three year estimated useful life of the assets.

       Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Concentrations of Credit Risk

       Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist of deposits and money market funds placed with various high credit quality financial institutions.

       Net Income (Loss) Per Share

       The Company has adopted Statement of Financial Accounting Standards
       (SFAS) No. 128 (SFAS No. 128) "Earnings Per Share". SFAS No. 128 requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.

(2)    Development Stage Business and Going Concern

       E.Com has been in development stage since its inception on April 4, 1996. The Company has no significant operating revenues and has suffered significant recurring losses from operations through December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has initiated the following actions to address these conditions.

       The Company is in the process of developing and introducing a series of integrated wireless mobile communications and computing products for the mobile computer market. Since acquiring product designs and technologies from EnBloc in 1996 (see note 3 - Business Acquisition), the Company has focused on assembling a qualified technical and executive management team, developing key modular product designs, improving battery management technology, refining manufacturing technology for mobile computing docking stations and fully integrated wireless handheld personal computers and raising capital. The Company expects to generate product sales revenue during the first half of 1998.

       The Company's initial products include the PDxpress, a lightweight compact docking station, and the Discovery I and Discovery II, integrated palmtop mobile computing products. These products will allow the user wireless access to files and databases via the Internet as well as corporate intranets, and to send and receive wireless e-mail and faxes, as well as order entry, status checks and remote data base queries. The Company's products are designed for the growing markets of field sales and services organizations, financial services representatives, health services providers, and the transportation industry.

(3)    Business Acquisition

       The Company acquired key product designs and technologies from EnBloc, effective May 1, 1996 for a promise to pay $32,000 in cash and the assumption of certain vendor liabilities. The $63,543 total purchase price was allocated to assets acquired based upon preliminary estimates of fair values as follows:

       Products in development                                          $39,098
       Furniture and fixtures                                            20,169
       Computers and equipment                                            2,350
       Inventory                                                          1,926
                                                                        --------
         Total                                                          $63,543
                                                                        --------
                                                                        --------

       The acquired products in development were considered not to have attained technological feasibility and were expensed subsequent to the acquisition.

(4)    Property and Equipment

                                                                 December 31
                                                         ---------------------------
                                                            1997             1996
                                                         ---------         ---------
       Leasehold improvements                           $   9,928          $  9,928
       Furniture and fixtures                              50,955            47,870
       Computers and equipment                             47,374            38,486
       Tooling                                            313,080              --
       Equipment under capital lease                       14,508              --
                                                        ----------          --------
                                                          435,845            96,284
       Less accumulated depreciation and amortization     (55,639)           (8,545)
                                                         ---------          --------
                                                        $ 380,206          $ 87,739
                                                        ----------         ---------
                                                        ----------         ---------

(5)    Intangible Assets

                                                                  December 31
                                                        ------------------------------
                                                           1997                 1996
                                                        --------              --------
       Trademark and logo                               $ 21,464              $ 12,242
        Patents and other                                 10,076                   315
                                                        --------              --------
                                                          31,540                12,557
       Accumulated amortization                          (11,707)               (2,790)
                                                        --------              --------
       Intangible assets, net                           $ 19,833              $  9,767
                                                        --------              --------
                                                        --------              --------


(6)    Related Party Transactions

       Notes payable to shareholder consists of several unsecured demand notes issued to one of the Company's principal shareholders in exchange for cash advances to provide working capital for the Company. The notes and interest are payable on demand, with interest at an annual rate of 10%. At December 31, 1997, the Company was current in its payment and obligations on all notes, the principal balance of the notes totaled $195,000 and accrued interest totaled $15,118.

       The Company had a contract with Steven A. Larson, a significant shareholder who is also a director, for Mr. Larson to perform research and develop equity financing resources for the Company and to assist with corporate strategy and related issues. Under the contract, dated August 1, 1996, the Company paid Mr. Larson $3,000 per month until July 31, 1997 for these services. The Company also granted Mr. Larson options to acquire 50,000 shares of the Company's common stock at $3.00 per share vesting one third as of May 31, 1997, 1998 and 1999, respectively.

(7)    Income Taxes

       The actual benefit differs from the "expected" benefit computed by applying the U.S. federal corporate rate for the year ended December 31, 1997 and for the period from April 4, 1996 (date of inception) to December 31, 1996 are as follows:

                                                                    1997          1996
                                                                   -------       ------
       Computed "expected" income tax benefit                       (34)%         (34)%
       Increases (decreases) resulting from:
           State income taxes, net of federal tax benefit            (4)           (4)
           Increase in valuation allowance                           41            38
           Research and experimentation credit                       (3)          --
                                                                   -------       ------
       Actual tax benefit                                           --%           --%
                                                                   -------       ------
                                                                   -------       ------

       The tax effects of temporary differences and net operating loss carryforwards which give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                                       December 31
                                                                              ------------------------------
                                                                                 1997                1996
                                                                              -----------          ---------
       Deferred tax assets:
           Net operating loss carryforwards                                   $   908,717          $ 200,992
           Obsolete inventory                                                      61,914               --
           Tax basis intangible assets, due to differences in
             amortization                                                              92             14,548
           Accrued vacation                                                         6,878              2,373
           Research and experimentation credit
             carryforwards                                                         67,661               --
           Property and equipment, due to differences in
             depreciation                                                           3,780               --
                                                                              -----------          ---------
                  Total gross deferred tax assets                               1,049,042            217,913
                                                                              -----------          ---------
           Less valuation allowance                                            (1,049,042)          (216,326)
                                                                              -----------          ---------
                  Net deferred tax assets                                            --                1,587

       Deferred tax liabilities:
           Property and equipment, due to differences in
              depreciation                                                           --                1,587
                                                                              -----------          ---------
                  Total deferred tax liabilities                                     --                1,587
                                                                              -----------          ---------
                  Net deferred tax liability (asset)                          $      --            $    --
                                                                              -----------          ---------
                                                                              -----------          ---------

       The valuation allowance for the deferred tax assets as of April 4, 1996 (date of inception) was $-0-. The net change in the total valuation allowance for the year ended December 31, 1997 and for the period from April 4, 1996 (date of inception) to December 31, 1996 was an increase of $832,716 and $216,326, respectively. A valuation allowance is established when necessary to reduce deferred taxes to the amount expected to be realized.

       At December 31, 1997, the Company has a net operating loss carryforwards of approximately $2,370,000 to offset future income for federal and state purposes which will expire in 2011 - 2012. In addition, the Company has research and experimentation credit carryforwards for federal and state purposes of approximately $57,000 and $17,000, respectively, to reduce future federal and state income taxes, if any, which expire in 2011 - 2012.

       A provision of the Internal Revenue Code requires the utilization of net operating losses be limited when there is a change of more than 50% in ownership of the Company. The Company appears to have incurred an ownership change under IRC Section 382. This potential ownership change would limit the utilization of any operating losses and research and experimentation credits incurred prior to the change in ownership date. The Company intends to complete an analysis under IRC Section 382 to determine if any ownership change has occurred.

(8)    Commitments

       The Company leases office space under an operating lease which expires September 30, 1999 and leases certain office equipment under an operating lease which expires October 29, 1998. Rent expense incurred under these leases for the year ended December 31, 1997 and for the period from April 4, 1996 (date of inception) to December 31, 1996 was $65,629 and $27,489, respectively.

       The Company is obligated under a capital lease for certain office equipment. The lease expires April 2002. The gross amounts of equipment and accumulated amortization recorded under the capital lease was $14,508 and $1,381 as of December 31, 1997, respectively.

       Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1997 are as follows:

                                                                      Capital lease   Operating lease
                                                                     ---------------  ---------------
       Year ending December 31:
         1998                                                             $ 3,804         $56,663
         1999                                                               3,804          40,995
         2000                                                               3,804            --
         2001                                                               3,804            --
         2002                                                               1,268            --
                                                                          -------         -------
                  Total minimum lease payments                             16,484         $97,658
                                                                                          -------
                                                                                          -------
           Less amount representing interest                                3,253
                                                                          -------
                  Present value of net minimum capital lease
                     payments                                              13,231
           Less current portion of capital lease obligations                2,144
                                                                          -------
                  Capital lease obligations, less current portion         $11,087
                                                                          -------
                                                                          -------

(9)    Incentive Compensation Plan

       The Company has an Incentive Compensation Plan (the Incentive Plan), under which shares of the Company's common stock may be made available to the Company's employees, officers, directors and selected non-employee agents, consultants, advisors, persons involved in the sale of distribution of the Company's products and independent contractors of the Company.

       During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for an employee stock option and similar equity instrument. As permitted under SFAS 123, the Company has elected to continue to account for its stock-based compensation plan under Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense has been recognized for the Plan. The Company has computed, for pro forma disclosure purposes, the value of options granted under the Incentive Plan using the minimum value method as prescribed by SFAS 123. The following weighted average assumptions for grants used in the calculation are as follows: a risk-free interest rate of 6.25%, an expected dividend yield of 0%, and an expected life of five years.

       Using the minimum value method, the total value of options granted during 1997 and 1996 was $512,522 and $78,948, respectively, which is amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss for year ended December 31, 1997 and for the period from April 4, 1996 (date of inception) to December 31, 1996 would approximate the pro forma disclosure as follows:

                                                      1997                     1996
                                                   -----------               ---------
       Net loss:
           As reported                             $(2,013,746)              $(567,210)
                                                   -----------               ---------
                                                   -----------               ---------
           Pro forma                               $(2,082,269)              $(574,045)
                                                   -----------               ---------
                                                   -----------               ---------

       The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

       The following is a summary of stock option activity:

                                                                                  Weighted
                                                                Number of      average price per
                                                                 shares            share
                                                              --------------  ------------------
       Options outstanding April 6, 1996                            --             $--

       Granted                                                   100,000          3.00
       Exercised                                                    --             --
       Canceled                                                     --             --
                                                              --------------
       Options outstanding at December 31, 1996                  100,000          3.00

       Granted                                                   570,000           3.44
       Exercised                                                    --             --
       Canceled                                                     --             --
                                                              --------------
       Options outstanding at December 31, 1997                  670,000           3.37
                                                              --------------
                                                              --------------

       Options become exercisable over a period of generally four years from the date of grant as determined by the Board, at prices generally not less than the fair market value at the date of grant. At December 31, 1997, 61,666 options were exercisable. As of December 31, 1997, the Company had reserved 1,000,000 shares for issuance under the Incentive Plan, with 330,000 shares available for future grant.

(10)   Shareholders' Equity

       The Company issued the warrants in conjunction with sales of the common stock during 1997. The warrants issued between September 1997 and December 1997 are described below as "Second Offering Warrants". In connection with such sales the Company also issued the selling agent warrants to purchase 10% of the number of units (each unit consisted of 1,000 shares of the Common Stock and 1,000 Warrants each to purchase one share of the Common Stock) sold in the offering (the Unit Warrants). The Company also issued warrants in connection with sales of the Common Stock from January 1997 to July 1997, described below as "First Offering Warrants". In connection with this private offering the Company also issued the selling agent for that transaction warrants to purchase 35,000 shares of the common stock (the Selling Agent's Warrants").

       Second Offering Warrants

       As of December 31, 1997, the Company had issued warrants to acquire up to 1,077,143 shares of common stock at an exercise price of $3.50, subject to the warrant. Each warrant entitles the holder thereof to purchase from the Company, subject to certain terms and conditions one fully paid and non-assessable share of common stock prior to December 31, 2002 or, if such warrant is redeemed as provided in the Warrant Agreement, at any time prior to the effective time of such redemption.

       Each warrant initially entitles the holder to purchase one share of common stock for $3.50, subject to reduction by $0.01 per day for each day after the 90th day following the last day on which warrants are sold by the Company on which a registration relating in part to the warrants and the common stock obtainable on exercise thereof is not effective under the Securities Act of 1933, as amended. The number and kind of securities or other property for which the warrants are exercisable (and the rate of reduction, if any, in the Exercise Price) are subject to further adjustment in certain events, such as mergers, splits, stock dividends, recapitalizations and the like, to prevent dilution. The Company may redeem any or all outstanding and unexercised warrants at any time if the Daily Price, as defined, has exceeded $5.00 for twenty consecutive trading days immediately preceding the date of notice of such redemption, upon 30 days notice, at a price equal to $0.25 per Warrant. All warrants not exercised or redeemed prior to December 31, 2002 will automatically expire. The warrants are issued subject to all of the terms, provisions and conditions of the Warrant Agreement.

       Unit Warrants

       In connection with an exempt private offering, the Company issued warrants to the selling agent thereof and reserved up to 213,400 shares of common stock for issuance upon exercise of the Unit Warrants (including the shares underlying the Warrants issuable upon exercise of the Unit Warrants). The Unit Warrants entitle the holder to acquire 106,700 shares of the common stock and 106,700 warrants to acquire one share each of the common stock. The Unit Warrants are exercisable at any time until December 5, 2002.

       First Offering Warrants

       As of December 31, 1997 the Company had issued First Offering Warrants to acquire up to 352,250 shares of common stock at an exercise price of $3.50. The First Offering Warrants expire in January 1999, unless earlier redeemed. The Company may redeem the First Offering Warrants, at $.50 per warrant, upon at least 30 days prior written notice by the Company to the holders, if (1) the Company files a registration statement with the Commission for an initial public offering of the Company's common stock;
       (2) an initial public offering of the Company's common stock closes on or before the expiration of the warrants at a price of at least $4.00 per share; or (3) the Company achieves revenues of at least $4 million.

       Selling Agent's Warrants

       The Company has also issued warrants to acquire up to 35,000 shares of common stock at an exercise price of $2.00 per share which will expire on the fifth anniversary after the date of the Company's initial public offering. Such warrants contain no call option.