Form 10-Q
period 1998-03-31
E COM INTERNATIONAL INC
filed 1998-05-15
CIK 1033903

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549
                                     FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended March 31, 1998

                          Commission File number 000-23547

                             E.COM INTERNATIONAL, INC.
-------------------------------------------------------------------------------
               (Exact Name of Registrant as specified in its charter)

                                Oregon              91-1600822
-------------------------------------------------------------------------------
                         (State of Incorporation)(Federal I.R.S. No.)

          7737 S.W. Cirrus Drive, Beaverton, Oregon               97008
-------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                    Registrant's Telephone Number: 503-671-9900
-------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (  )    No  (X)

-------------------------------------------------------------------------------
     As of May 12, 1998, the Registrant had 2,375,577 shares of Common Stock outstanding.
-------------------------------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE:  None

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             E.COM INTERNATIONAL, INC.

                                FINANCIAL STATEMENTS


INDEX

Balance Sheets as of March 31, 1998 and December 31, 1997. . . . . . . .   3

Statements of Operations for the Quarters Ended March 31, 1998
  and March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Cash Flows for the Quarters Ended March 31, 1998 and
  March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 7

                             E.COM INTERNATIONAL, INC.
                        (A Company in the Development Stage)

                                   BALANCE SHEETS


                                                    MARCH 31       DECEMBER 31
                                                   -----------------------------
                                                      1998            1997
                                                  -----------      -----------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents... . . . . . . .      $  1,050,238   $  1,839,281
  Accounts receivable. . . . . . . . . . . .            22,530            -
  Inventories. . . . . . . . . . . . . . . .           350,323        315,023
  Prepaid expenses and other assets. . . . .            24,313         19,156
                                                    -----------     ----------
   Total current assets. . . . . . . . . . .         1,447,404      2,173,460
                                                    -----------     ----------


Property and equipment, net. . . . . . . . .           391,569        380,206
Intangible assets, net . . . . . . . . . . .            17,030         19,833
Prepaid software royalties, net. . . . . . .            39,079         40,750
                                                    -----------     ----------
                                                   $  1,895,082   $  2,614,249
                                                    -----------     ----------
                                                    -----------     ----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . .           159,269        237,245
  Accrued liabilities. . . . . . . . . . . .            61,810         95,558
  Notes payable to shareholder . . . . . . .                 -        195,000
  Current portion of capital lease
   obligations . . . . . . . . . . . . . . .             2,072          2,144
                                                    -----------     ----------
   Total current liabilities . . . . . . . .           223,151        529,947
                                                    -----------     ----------

Capital lease obligations, less current
   portion . . . . . . . . . . . . . . . . .            10,650         11,087

Commitments

Shareholders' equity:
  Common stock, no par value, authorized
    10,000,000 shares; 2,375,577  issued
    and outstanding at March 31, 1998 and
     December 31, 1997 . . . . . . . . . . .         3,326,585      3,386,025
  Warrants outstanding . . . . . . . . . . .         1,268,146      1,268,146
  Deficit accumulated during the
   development stage . . . . . . . . . . . .        (2,933,450)    (2,580,956)
                                                    -----------   ------------
   Total shareholders' equity  . . . . . . .         1,661,281      2,073,215
                                                    -----------   ------------

                                                  $  1,895,082   $  2,614,249
                                                    -----------   ------------
                                                    -----------   ------------

See accompanying notes to financial statements.

                             E.COM INTERNATIONAL, INC.
                        (A Company in the Development Stage)

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                                                            Period from
                                                                                                           April 4, 1996
                                                            Three months ended    Three months ended   (date of inception) to
                                                              March 31, 1998        March 31, 1997          March 31, 1998
                                                            ------------------    ------------------     -------------------



Sales. . . . . . . . . . . . . . . . . . . .                 $  22,530             $          --              $  47,767
Cost of sales. . . . . . . . . . . . . . . .                     8,132                        --                 29,929
                                                            ----------                ----------            -----------
   Gross profit. . . . . . . . . . . . . . .                    14,398                        --                 17,838
                                                            ----------                ----------            -----------
Operating expenses:
  Research and development . . . . . . . . .                   143,241                   351,856              1,486,740
  Sales and marketing. . . . . . . . . . . .                    60,463                    47,931                388,579
  General and administrative . . . . . . . .                   174,731                   127,448              1,073,345
                                                            ----------                ----------            -----------
                                                               378,435                   527,235              2,938,664
                                                            ----------                ----------            -----------

   Loss from operations. . . . . . . . . . .                  (364,037)                 (527,235)            (2,930,826)

Other income (expense):
  Interest income. . . . . . . . . . . . . .                    15,181                     3,011                 34,320
  Interest expense . . . . . . . . . . . . .                    (3,638)                  (11,334)               (36,944)
                                                            ----------                ----------             -----------
   Loss before provision for income taxes. .                  (352,494)                 (535,558)            (2,933,450)

Provision for income taxes . . . . . . . . .                        --                        --                     --
                                                            ----------                ----------            -----------
   Net loss. . . . . . . . . . . . . . . . .                $ (352,494)              $  (535,558)           $(2,933,450)
                                                            ----------                ----------            -----------
                                                            ----------                ----------            -----------
Basic loss per share . . . . . . . . . . . .                  $  (0.15)                 $  (0.50)           $     (2.22)
                                                            ----------                ----------            -----------
                                                            ----------                ----------            -----------
Shares used in calculation . . . . . . . . .                 2,375,577                 1,074,087              1,320,197
                                                            ----------                ----------            -----------
                                                            ----------                ----------            -----------


See accompanying notes to financial statements.

                              E.COM INTERNATIONAL, INC.
                        (A Company in the Development Stage)

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                                                                  Period from
                                                                                                                 April 4, 1996
                                                            Three months ended    Three months ended          (date of inception)
                                                              March 31, 1998        March 31, 1997             to March 31, 1998
                                                            ------------------    ------------------           -----------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . .                $  (352,494)              $  (535,558)             $  (2,933,450)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization . . . .                     18,339                     1,126                    145,420
       Write off of acquired
         products in development . . . . . .                         --                        --                     39,098
       Changes in operating assets and
        liabilities:
       Accounts receivable . . . . . . . . .                    (22,530)                       --                    (22,530)
       Inventories . . . . . . . . . . . . .                    (35,300)                 (128,187)                  (348,397)
       Prepaid expenses and other assets . .                     (3,486)                   (9,911)                   (93,870)
       Accounts payable and accrued
        liabilities. . . . . . . . . . . . .                   (111,724)                   99,747                    221,079
                                                           ------------                ----------              -------------
   Net cash used in operating activities . .                   (507,195)                 (572,783)                (2,992,650)
                                                           ------------                ----------              -------------
Cash flows from investing activities:
   Capital expenditures. . . . . . . . . . .                    (26,899)                  (45,116)                  (486,514)
   Acquistion of EnBloc assets . . . . . . .                         --                        --                    (31,543)
                                                            ------------                ----------             -------------
   Net cash used in investing activities . .                    (26,899)                  (45,116)                  (518,057)
                                                           ------------                ----------              -------------
 Cash flows from financing activities:
   Proceeds from sale of common stock and
     warrants, net . . . . . . . . . . . . .                    (59,440)                  665,039                  4,488,935
   Proceeds from issuance of notes payable
     to shareholders . . . . . . . . . . . .                         --                   125,000                    420,000
   Principal payments under capital lease
     obligation. . . . . . . . . . . . . . .                       (509)                       --                     (1,786)
   Repayment of notes payable to
     shareholders. . . . . . . . . . . . . .                   (195,000)                       --                   (320,000)
   Repayment of contract payable . . . . . .                         --                   (32,000)                   (32,000)
   Advance payment by shareholders for common
     stock . . . . . . . . . . . . . . . . .                         --                   150,895                         --
   Payments received on subscriptions
     receivable from sale of stock . . . . .                         --                     3,796                      5,796
                                                           ------------                ----------              -------------
   Net cash provided by (used in) financing
     activities. . . . . . . . . . . . . . .                   (254,949)                  912,730                  4,560,945
                                                           ------------                ----------              -------------
   Net increase (decrease) in cash and cash
     equivalents . . . . . . . . . . . . . .                   (789,043)                  294,831                  1,050,238
Cash and cash equivalents at beginning of
     period. . . . . . . . . . . . . . . . .                  1,839,281                    16,190                         --
                                                           ------------                ----------              -------------
Cash and cash equivalents at end of period .               $  1,050,238                $  311,021                  1,050,238
                                                           ------------                ----------              -------------
Supplemental disclosure of cash flow                       ------------                ----------              -------------
     information:
  Cash paid during the period for interest .                   $  1,881                $  15,516                 $    20,069
                                                            ---------------           -------------            -------------
                                                            ---------------           -------------            -------------

                                                                                                                  Period from
                                                                                                                 April 4, 1996
                                                            Three months ended    Three months ended            (date inception)
                                                              March 31, 1998        March 31, 1997             to March 31, 1998
                                                            ------------------    ------------------           -----------------

Supplemental schedule of noncash investing and
  financing activities:
    Effective May 1, 1996, the Company purchased certain
      assets of EnBlae for $63,543. In conjunction with
      the acquisition, a contract payable was incurred
      as follows:
        Fair value of assets acquired.....................           --                       --                     63,543
        Cash consideration................................           --                       --                     31,543
                                                            ------------------    ------------------           -----------------
          Contract payable incurred.......................  $        --                       --               $     32,000
                                                            ------------------    ------------------           -----------------
                                                            ------------------    ------------------           -----------------
    Sale of common stock for subscriptions receivable......          --                       --                      5,796
    Capital lease obligation incurred for purchase of
      equipment............................................          --                       --                     14,508
    Warrants issued for partial compensation to selling
      agent................................................          --                       --                     53,241
    Note payable to shareholder converted to common stock..          --                       --                    100,000


ITEM 1.  NOTES TO FINANCIAL STATEMENTS

   NOTE 1

     The unaudited financial information furnished herein reflects all adjustments that in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-K for the year ended December 31, 1997.
 The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1997 has been omitted. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results for the entire year ended December 31, 1998.

   NOTE 2 - INVENTORIES

     Inventories are comprised of the following as of March 31, 1998 and December 31, 1997:


                                             1998        1997
                                            -----        ----
                                          (Unaudited)
      Raw Materials                        $335,423     $315,023
      Work in Process                       14,900            --
                                          ---------     ---------

                                           $350,323     $315,023
                                          ---------     ---------
                                          ---------     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

     Since its formation, the Company has been in the development stage with its principal activities consisting of assembling a qualified technical and executive management team, continuing the development of its products, commencing pre-introduction marketing activities and raising capital. The Company operates in a rapidly changing market and technology. The Company has generated no significant revenues and has incurred substantial losses since its inception. The Company expects to continue to incur significant losses in 1998.

     The Company expects revenues to be derived primarily from the sale of its wireless mobile computing products. The Company does not expect to have any significant revenues until the second quarter of 1998 at the earliest. Sales are expected to be through purchase order contracts with each customer and will vary in profitability.

     The Company's primary product is the Discovery I-TM-, a fully integrated smart handheld device for wireless data communications. The Company commenced commercial production and shipment of the Discovery I-TM- late in the first quarter of 1998. The Company purchased certain manufacturing, tooling and test equipment to support its move to commercial production. In addition, the Company expects to add to its engineering, marketing and sales staff to support its shift into commercial product sales. During 1998, the Company expects to invest in continuing development of enhancements, upgrades and software for its current products as well as limited development of additional new products, including both applications software, wireless gateway servers, and other network interfaces for the Discovery I-TM-, subject to the amount and timing of the Company's achieving additional new funding or significant revenues.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     REVENUES

     The Company had revenues of approximately $22,000 in the first quarter of 1998, compared to no revenues in the first quarter of 1997. Revenues were derived from sales of commercial units of the Company's Discovery I-TM-. Sales were made to two (2) customers which the Company believes are evaluating the Discovery I-TM- product. Operating expenses decreased by 28% to $378,435 in the first quarter of 1998 from $527,235 in the first quarter of 1997, primarily reflecting the Company's shift from research and development efforts for the Discovery I-TM- product to sustaining engineering.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses since inception have consisted primarily of payments to engineering consultants, payments of salaries and fringe benefits of employees and purchase of engineering parts and materials. To date, the Company has expensed all such costs. Engineering consulting projects have for the most part been completed, and payments to such consultants have been greatly reduced to $3,022 in the first quarter of 1998, compared with $190,175 in the first quarter of 1997, with most sustaining engineering work now being performed by employees of the Company. The Company expects product development expenses associated with the Discovery I-TM- to decline in the near-term, but this decline will be partially offset by higher costs incurred to provide production support as the Company begins commercial manufacturing of its initial products. Moreover, the Company anticipates that it will devote substantial resources to application support, application software development and development of E.Com's planned back-end wireless gateway server, as well as very limited hiring of additional personnel.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses include payroll and related costs for the Company's administrative and executive personnel, costs related to the Company's marketing and promotional efforts, office lease expenses and other overhead costs, and legal and accounting costs and fees of consultants and professionals. Sales, marketing, general and administrative expenses for the first quarter of 1998 were $235,194, compared with $175,379 in the first quarter of 1997, reflecting primarily increased introduction activities for the Discovery I-TM-. The Company expects sales, marketing, general and administrative expenses to increase substantially in future periods as the Company invests in marketing activities to promote its products. In addition, the Company incurred significant increases in accounting and legal expenses associated with the registration of its securities for public trading on the OTC Bulletin Board as required by the terms of the most recent private offering. Ongoing legal and accounting expenses will decline over the next period since registration of the Company's securities has been completed, but recurring expenses associated with normal quarterly reporting will continue.

     NET LOSS

     Net cumulative loss through March 31, 1998 was approximately $2.9 million, and increased by approximately $352,000 through the first quarter of 1998, primarily reflecting ongoing operating expenses prior to establishment of a significant revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through private placements of common stock. At December 31, 1997, the Company had shareholders' equity of approximately $2.1 million, although from inception through December 31, 1997, the Company had incurred an accumulated deficit of approximately $2.6 million. The Company had cash and cash equivalents of $1.8 million at December 31, 1997. As of March 31, 1998, the Company had shareholders' equity of approximately $1.6 million and cash and cash equivalents of $1.05 million.

     The Company applied the proceeds from the most recent private offering to payment of outstanding accounts payable, tooling costs, retirement of a shareholder loan, and salaries, benefits and other regular monthly expenses. The Company also expects that its operating costs will increase as the Company hires additional staff to expand its marketing, engineering support and production capabilities. If and when higher volume sales of the Company's products occur, working capital needs will also increase to finance inventory and accounts receivable.

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its product development, manufacturing, sales and marketing programs and sales growth. The Company expects its cash requirements to increase significantly each year as it expands its activities and operations to finance increased personnel costs, inventory and accounts receivable. The Company currently expects that its cash and cash equivalents will satisfy its working capital needs for approximately six months, assuming that the Company generates no revenues and makes no acquisitions of assets or companies during such period. The Company anticipates needing to raise additional capital, debt or equity, in public or private offerings or loan transactions to finance its continued growth.
There is no guarantee that additional funding will occur in the required time frame. Failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern. The Company intends to call the Warrants and require the exercise thereof promptly after (if ever) the call provisions are satisfied.

                            PART II - OTHER INFORMATION

ITEM 6(a).     EXHIBITS.

             EXHIBIT
               NO.                               DESCRIPTION                              PAGE
             -------  -----------------------------------------------------------------  ------
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

             10.3+     Contract between Company and Motorola Wireless Data Group

             10.4+     Agreement between Company and L.G. Zangani, Inc.

             10.5+     1997 Incentive Compensation Plan

             10.6+     Lease with Gateway Columbia Properties

             27        Financial Data Schedule

----------------------
+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By       /s/ William F. Stephens             Date:         May 14, 1998
     --------------------------------                 ----------------------
           William F. Stephens
     Principal Executive Officer and
       Principal Financial Officer

                                   EXHIBIT INDEX


                                     FROM 10-Q


                             E.COM INTERNATIONAL, INC.

             EXHIBIT
               NO.                               DESCRIPTION                              PAGE
             -------  -----------------------------------------------------------------  ------
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

             10.3+     Contract between Company and Motorola Wireless Data Group

             10.4+     Agreement between Company and L.G. Zangani, Inc.

             10.5+     1997 Incentive Compensation Plan

             10.6+     Lease with Gateway Columbia Properties

             27        Financial Data Schedule

----------------------
+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.


                                      (i)