Form 10-Q
period 1998-06-30
E COM INTERNATIONAL INC
filed 1998-08-12
CIK 1033903

--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                                      FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         For the quarter ended June 30, 1998

                           Commission File number 000-23547

                              E.COM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as specified in its charter)

           Oregon                                     91-1600822
--------------------------------------------------------------------------------
  (State of Incorporation)                        (Federal I.R.S. No.)

7737 S.W. Cirrus Drive, Beaverton, Oregon                  97008
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                     Registrant's Telephone Number: 503-671-9900
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)     No  (  )

--------------------------------------------------------------------------------

      As of August 7, 1998, the Registrant had 2,375,577 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:  None

--------------------------------------------------------------------------------

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             E.COM INTERNATIONAL, INC.

                                FINANCIAL STATEMENTS


INDEX

Balance Sheets as of June 30, 1998 and December 31, 1997. . . . . .  3

Statements of Operations for the Quarters Ended
   June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . . . .  4

Statements of Cash Flows for the Quarters Ended
   June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . . . .  5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  6

                              E.COM INTERNATIONAL, INC.
                         (A Company in the Development Stage)

                                    BALANCE SHEETS



                                                                        June 30          December 31
                                                                          1998               1997
                                                                      -----------        -----------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $   590,333         $ 1,839,281
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .           2,800                   -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         338,590             315,023
  Prepaid expenses and other assets. . . . . . . . . . . . . . .          31,189              19,156
                                                                     -----------         -----------
     Total current assets. . . . . . . . . . . . . . . . . . . .         962,912           2,173,460
                                                                     -----------         -----------
Property and equipment, net. . . . . . . . . . . . . . . . . . .         393,515             380,206
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .          13,950              19,833
Prepaid software royalties, net. . . . . . . . . . . . . . . . .          42,373              40,750
                                                                      ----------         -----------
                                                                     $ 1,412,750         $ 2,614,249
                                                                     -----------         -----------
                                                                     -----------         -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         164,664             237,245
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .          58,282              95,558
  Notes payable to shareholder . . . . . . . . . . . . . . . . .               -             195,000
  Current portion of capital lease obligations . . . . . . . . .           4,158               2,144
                                                                     -----------         -----------
     Total current liabilities . . . . . . . . . . . . . . . . .         227,104             529,947
                                                                     -----------         -----------
Capital lease obligations, less current portion. . . . . . . . .          13,307              11,087

Commitments

Shareholders' equity:
  Common stock, no par value, authorized 10,000,000 shares;
     2,375,577  issued and outstanding at June 30,
     1998 and December 31, 1997. . . . . . . . . . . . . . . . .       3,293,359           3,386,025
  Warrants outstanding . . . . . . . . . . . . . . . . . . . . .       1,268,146           1,268,146
  Deficit accumulated during the development stage . . . . . . .      (3,389,166)         (2,580,956)
                                                                     -----------         -----------
     Total shareholders' equity. . . . . . . . . . . . . . . . .       1,172,339           2,073,215
                                                                     -----------         -----------
                                                                     $ 1,412,750         $ 2,614,249
                                                                     -----------         -----------
                                                                     -----------         -----------

See accompanying notes to financial statements.

                              E.COM INTERNATIONAL, INC.
                         (A Company in the Development Stage)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                                                                  Period from
                                                                                                                 April 4, 1996
                                                                                                                   (date of
                                                            Three months ended            Six months ended         inception)
                                                                 June 30,                     June 30,            to June 30,
                                                            1998          1997            1998          1997          1998
                                                       -------------------------     -------------------------    -----------
Sales . . . . . . . . . . . . . . . . . . . . . .      $   26,795              -     $   49,325              -    $    74,562
Cost of sales . . . . . . . . . . . . . . . . . .          22,718              -         30,850              -         52,647
                                                       -------------------------     -------------------------    -----------
     Gross profit . . . . . . . . . . . . . . . .           4,077              -         18,475              -         21,915
                                                       -------------------------     -------------------------    -----------
Operating expenses:
  Research and development. . . . . . . . . . . .         175,595        280,977        318,836        632,833      1,662,335
  Sales and marketing . . . . . . . . . . . . . .          62,547         69,044        123,010        116,975        451,126
  General and administrative. . . . . . . . . . .         219,267        127,653        405,748        255,101      1,304,362
                                                       -------------------------     -------------------------    -----------
                                                          457,409        477,674        847,594      1,004,909      3,417,823
                                                       -------------------------     -------------------------    -----------
     Loss from operations . . . . . . . . . . . .        (453,332)      (477,674)      (829,119)    (1,004,909)    (3,395,908)

Other income (expense):
  Interest income . . . . . . . . . . . . . . . .           9,313            993         24,494          4,004         43,633
  Interest expense. . . . . . . . . . . . . . . .              53         (5,446)        (3,585)       (16,780)       (36,891)
                                                       -------------------------     -------------------------    -----------
     Loss before provision for income taxes . . .        (443,966)      (482,127)      (808,210)    (1,017,685)    (3,389,166)

Provision for income taxes. . . . . . . . . . . .               -              -              -              -
                                                       -------------------------     -------------------------    -----------
     Net loss . . . . . . . . . . . . . . . . . .       $(443,966)      (482,127)     $(808,210)    (1,017,685)   $(3,389,166)
                                                       -------------------------     -------------------------    -----------
                                                       -------------------------     -------------------------    -----------
Basic loss per share. . . . . . . . . . . . . . .          $(0.19)         (0.39)        $(0.34)         (0.90)        $(2.34)
                                                       -------------------------     -------------------------    -----------
                                                       -------------------------     -------------------------    -----------
Shares used in calculation. . . . . . . . . . . .       2,375,577      1,231,856      2,375,577      1,135,308      1,449,928
                                                       -------------------------     -------------------------    -----------
                                                       -------------------------     -------------------------    -----------


See accompanying notes to financial statements.

                              E.COM INTERNATIONAL, INC.
                         (A Company in the Development Stage)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                                       Period from
                                                                                                      April 4, 1996
                                                                          Six months    Six months       (date of
                                                                             ended          ended        inception)
                                                                            June 30,       June 30,      to June 30,
                                                                              1998           1997           1998
                                                                           -----------   -----------    -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (808,210)   $(1,017,685)   $(3,389,166)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . .          32,373         29,856        159,454

 Write-off of acquired products in development: . . . . . . . . . . .                                        39,098
 Changes in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .          (2,800)            --         (2,800)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .         (23,567)      (264,083)      (336,664)
     Prepaid expenses and other assets. . . . . . . . . . . . . . . .         (13,656)       (88,468)      (104,039)
     Accounts payable and accrued liabilities . . . . . . . . . . . .        (104,466)       420,068        228,337
                                                                           ----------     ----------    -----------
     Net cash used in operating activities. . . . . . . . . . . . . .        (920,326)      (920,312)    (3,405,780)
                                                                           ----------     ----------    -----------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . .         (39,799)      (109,968)      (499,415)
  Acquisition of EnBloc assets
                                                                                   --             --        (31,543)
                                                                           ----------     ----------    -----------
     Net cash used in investing activities. . . . . . . . . . . . . .         (39,799)      (109,968)      (530,958)
                                                                           ----------     ----------    -----------
Cash flows from financing activities:
     Proceeds (expenses) from sale of common stock and
     warrants, net. . . . . . . . . . . . . . . . . . . . . . . . . .         (92,666)     1,026,694      4,455,709
     Proceeds from issuance of notes payable
     to shareholders. . . . . . . . . . . . . . . . . . . . . . . . .              --        175,000        420,000
     Principal payments under capital lease obligation. . . . . . . .          (1,157)          (309)        (2,434)
     Repayment of notes payable to shareholders . . . . . . . . . . .        (195,000)      (125,000)      (320,000)
     Repayment of contract payable
                                                                                   --        (32,000)       (32,000)
     Advance payment by shareholders for common
     stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             --             --
     Payments received on subscriptions receivable from
     sale of stock. . . . . . . . . . . . . . . . . . . . . . . . . .              --          4,796          5,796
                                                                           ----------     ----------    -----------
     Net cash provided by (used in) financing activities. . . . . . .        (288,823)     1,049,181      4,527,071
                                                                           ----------     ----------    -----------
     Net increase (decrease) in cash and cash equivalents . . . . . .      (1,248,948)        18,901        590,333
Cash and cash equivalents at beginning of period. . . . . . . . . . .       1,839,281         16,190             --
                                                                           ----------     ----------    -----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . .      $  590,333     $   35,091    $   590,333
                                                                           ----------     ----------    -----------
                                                                           ----------     ----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest. . . . . . . . . . . . . .      $    2,372     $   13,525    $    20,560
                                                                           ----------     ----------    -----------
                                                                           ----------     ----------    -----------

ITEM 1. NOTES TO FINANCIAL STATEMENTS

     NOTE 1

     The unaudited financial information furnished herein reflects all adjustments that in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-K for the year ended December 31, 1997.
 The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1997 has been omitted. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of results for the entire year ended December 31, 1998.

     NOTE 2 - INVENTORIES

     Inventories are comprised of the following as of June 30, 1998 and December 31, 1997:


                                             1998                1997
                                            ------              ------
                                         (Unaudited)
Raw Materials                              $204,214            $315,023
Work in Process                             134,376                  --
                                           --------            --------
                                           $338,590            $315,023
                                           --------            --------
                                           --------            --------


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

     The Company expects revenues to be derived primarily from the sale of its wireless mobile computing products. The Company does not expect to have any significant revenues until the third quarter of 1998 at the earliest. Sales are expected to be through purchase order contracts with each customer and will vary in profitability.

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

RESULTS OF OPERATIONS

     REVENUES

     The Company had revenues of $26,795 and $49,325 for the second quarter and first half of 1998, respectively, compared to no revenues in the second quarter and first half of 1997. Revenues were derived from sales of commercial units of the Company's Discovery I-TM-. Sales were made to three
(3) customers in the first half of 1998, which the Company believes are evaluating the Discovery I-TM-product. Operating expenses decreased by 4% to $457,409 in the second quarter of 1998 and by 15% to $847,594 for the first half of 1998, as compared to $477,674 and $1,004,909 in the corresponding periods of 1997, primarily reflecting the Company's shift from research and development efforts to other areas of the Company in preparation for ongoing production and sales.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses since inception have consisted primarily of payments to engineering consultants, payments of salaries and fringe benefits of employees and purchase of engineering parts and materials. To date, the Company has expensed all such costs as incurred. Engineering consulting projects have for the most part been completed, and expenses for such projects have been substantially reduced to $70,220 in the first half of 1998, compared with $357,250 in the first half of 1997, with most continued engineering work now being performed by employees of the Company. The Company expects product development expenses associated with the Discovery I-TM- to remain at current levels in the near-term, however, the Company expects additional costs to be incurred for production support as the Company continues to begin commercial manufacturing of its initial products. The Company anticipates that it will also devote substantial resources to additional product enhancements, application support, application software development and development of E.Com's planned back-end wireless gateway server.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses include payroll and related costs for the Company's administrative and executive personnel, costs related to the Company's marketing and promotional efforts, office lease expenses and other overhead costs, and legal and accounting costs and fees of consultants and professionals. Sales, marketing, general and administrative expenses for the quarter ended June 30, 1998 were $281,814, as compared to $196,697 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, and the six months ended June 30, 1997, these expenses were $528,758 and $372,076, respectively, reflecting primarily increased introduction activities for the Discovery I-TM-. The Company expects sales, marketing, general and administrative expenses to continue to increase substantially in future periods as the Company invests in marketing activities to promote its products. In addition, the Company continued to incur significant accounting and legal expenses associated with the registration of its securities for public trading on the OTC Bulletin Board as required by the terms of the most recent private offering as well as the increased statutory reporting requirements that such registration dictates. Legal and accounting expenses resulting from this registration for the six month period ended June 30, 1998 were $44,865 and $15,000 respectively. The Company expects ongoing legal and accounting expenses to remain above those of 1997 levels due to its ongoing business development activities.

     NET LOSS

     Net cumulative loss from corporate inception through June 30, 1998 was approximately $3.4 million or $2.34 per share. For the quarter ended June 30, 1998, the Company recorded a net loss of $443,966 or $0.19 per share, versus a net loss of $482,127 or $0.39 per share for the quarter ended June 30, 1997.

     For the six month period ended June 30, 1998, the Company recorded a net loss of $808,210 or $0.34 per share, versus a net loss of $1,017,685 or $0.90 per share for the six month period ended June 30, 1997, primarily reflecting ongoing operating expenses prior to establishment of a significant revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through private placements of common stock. At December 31, 1997, the Company had shareholders' equity of approximately $2.1 million, although from inception through December 31, 1997, the Company had incurred an accumulated deficit of approximately $2.6 million. The Company had cash and cash equivalents of $1.8 million at December 31, 1997. As of June 30, 1998, the Company had shareholders' equity of approximately $1.2 million and cash and cash equivalents of $0.6 million.

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

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its product development, manufacturing, sales and marketing programs and sales growth. The Company expects its cash requirements to increase significantly each year as it expands its activities and operations to finance increased personnel costs, inventory and accounts receivable. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. The Company currently expects that its cash and cash equivalents will satisfy its working capital needs for approximately four months, assuming that the Company generates no unanticipated revenues and makes no acquisitions of assets or companies during such period. The Company anticipates needing to raise additional capital, debt or equity, in public or private offerings or loan transactions to finance its continued growth. As of August 7, 1998, the Company has held discussions with various investors and investment bankers concerning additional financing, but has not reached any agreement concerning additional financing. There is no guarantee that additional funding will occur in the required time frame. Failure of the Company to obtain additional financing could have a material adverse impact on the Company, including its ability to continue as a going concern.

                             PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the Company's shareholders was held on June 12, 1998. The shareholders of 55.18 percent of the Company's outstanding shares were present in person or represented by proxy. The following individuals were elected by the margins indicated to serve as directors of the Company until the next annual meeting of shareholders or until their successors are elected:


---------------------------------------------------------------------------------------
                                                      Number of Shares
---------------------------------------------------------------------------------------
                 Name                           For                   Withheld
---------------------------------------------------------------------------------------
         William F. Stephens                 1,310,958                   0
---------------------------------------------------------------------------------------
           Steven A. Larson                  1,308,458                 2,500
---------------------------------------------------------------------------------------
         Lawrence C. Neitling                1,310,958                   0
---------------------------------------------------------------------------------------
          Merrill A. McPeak                  1,310,958                   0
---------------------------------------------------------------------------------------


     The appointment of KPMG Peat Marwick LLP as the Company's accountants was also approved by a unanimous vote.

ITEM 6(a).     EXHIBITS.


        EXHIBIT
          NO.                   DESCRIPTION
        -------         -------------------------------------------------------------
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


------------------
+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By   /s/  William F. Stephens                 Date:    August 11, 1998
   -----------------------------------
          William F. Stephens
     Principal Executive Officer and
       Principal Financial Officer

                                   EXHIBIT INDEX

                                     FORM 10-Q

                             E.COM INTERNATIONAL, INC.


        EXHIBIT
          NO.                  DESCRIPTION                                             PAGE
        -------     -----------------------------------------------------------        ----
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


-----------------

+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.


                                       (i)