Form 10-Q
period 1998-09-30
E COM INTERNATIONAL INC
filed 1998-11-16
CIK 1033903

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

         As of October 26 1998, the Registrant had 2,375,577 shares of
                          Common Stock outstanding.

--------------------------------------------------------------------------------

                 DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            E.COM INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

INDEX

Balance Sheets as of September 30, 1998 and December 31, 1997............................... 3

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and
 September 30, 1997......................................................................... 4

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and
 September 30, 1997......................................................................... 5

Notes to Financial Statements............................................................... 6

                            E.COM INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                           CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1998            1997
                                                      -------------    ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents.........................   $   132,997     $ 1,839,281
  Accounts receivable...............................        29,336               -
  Inventories.......................................       374,358         315,023
  Prepaid expenses and other assets.................        34,743          19,156
                                                       -----------     -----------
             Total current assets...................       571,434       2,173,460
                                                       -----------     -----------
Property and equipment, net.........................       394,984         380,206
Intangible assets, net..............................        11,285          19,833
Prepaid software royalties, net.....................        44,745          40,750
                                                       -----------     -----------
                                                        $1,022,448      $2,614,249
                                                       -----------     -----------
                                                       -----------     -----------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................   $   203,665     $   237,245
  Accrued liabilities...............................        49,476          95,558
  Notes payable to shareholder......................             -         195,000
  Current portion of capital lease obligations......         2,555           2,144
                                                       -----------     -----------
             Total current liabilities..............       255,696         529,947
                                                       -----------     -----------
Capital lease obligations, less current portion.....         9,096          11,087

Commitments

Shareholders' equity:
  Common stock, no par value, authorized 10,000,000
  shares; 2,375,577  issued and outstanding at
  September 30, 1998 and December 31, 1997..........     3,284,641       3,386,025
  Warrants outstanding..............................     1,268,146       1,268,146
  Deficit accumulated during the development stage..    (3,792,815)     (2,580,956)
  Accumulated other comprehensive income............        (2,316)             --
                                                       -----------     -----------
             Total shareholders' equity.............       757,656       2,073,215
                                                       -----------     -----------
                                                       $ 1,022,448     $ 2,614,249
                                                       -----------     -----------
                                                       -----------     -----------

See accompanying notes to financial statements.

                            E.COM INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                   Period from
                                                                                                                  April 4, 1996
                                                             Three months ended             Nine months ended       (date of
                                                                September 30,                 September 30,       inception) to
                                                          ----------------------     -------------------------    September 30,
                                                             1998         1997          1998            1997          1998
                                                          ----------------------     -------------------------    -------------
Sales..................................................   $   27,875       1,650     $    77,200         1,650     $   102,437
Cost of sales..........................................       23,405       1,166          54,255         1,166          76,052
                                                          ----------------------     -------------------------     -----------
        Gross profit...................................        4,470         484          22,945           484          26,385
                                                          ----------------------     -------------------------     -----------
Operating expenses:
  Research and development.............................      139,396     117,437         458,232       750,270       1,801,731
  Sales and marketing..................................       50,713      49,732         173,723       166,707         501,839
  General and administrative...........................      221,369     196,704         627,117       451,805       1,525,731
                                                          ----------------------     -------------------------     -----------
                                                             411,478     363,873       1,259,072     1,368,782       3,829,301
                                                          ----------------------     -------------------------     -----------
        Loss from operations...........................     (407,008)   (363,389)     (1,236,127)   (1,368,298)     (3,802,916)

Other income (expense):
  Interest income......................................        3,741         972          28,235         4,976          47,374
  Interest expense.....................................         (382)     (7,014)         (3,967)      (23,794)        (37,273)
                                                          ----------------------     -------------------------     -----------
        Loss before provision for income taxes.........     (403,649)   (369,431)     (1,211,859)   (1,387,116)     (3,792,815)

Provision for income taxes.............................           --          --              --            --              --
                                                          ----------------------     -------------------------     -----------
        Net loss.......................................   $ (403,649)   (369,431)    $(1,211,859)   (1,387,116)    $(3,792,815)
                                                          ----------------------     -------------------------     -----------
                                                          ----------------------     -------------------------     -----------
Other comprehensive income (expense), net of tax:
  Foreign currency translation adjustments.............       (2,316)         --          (2,316)           --          (2,316)
                                                          ----------------------     -------------------------     -----------
        Comprehensive loss.............................   $ (405,965)   (369,431)    $(1,214,175)   (1,387,116)    $(3,795,131)
                                                          ----------------------     -------------------------     -----------
                                                          ----------------------     -------------------------     -----------
Basic and diluted loss per share.......................   $    (0.17)      (0.27)    $     (0.51)        (1.14)    $     (2.45)
                                                          ----------------------     -------------------------     -----------
                                                          ----------------------     -------------------------     -----------
Shares used in calculation.............................    2,375,577   1,382,986       2,375,577     1,219,049       1,545,369
                                                          ----------------------     -------------------------     -----------
                                                          ----------------------     -------------------------     -----------

See accompanying notes to financial statements.

                            E.COM INTERNATIONAL, INC.
                      (A Company in the Development Stage)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Period from
                                                                                                             April 4, 1996
                                                                         Nine months      Nine months           (date of
                                                                            ended            ended           inception) to
                                                                        September 30,    September 30,       September 30,
                                                                             1998             1997                1998
                                                                        -------------    -------------       -------------
Cash flows from operating activities:
  Net loss.........................................................     $(1,211,859)      $(1,387,116)       $(3,792,815)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization...............................          43,140            79,420            170,221
 Write-off of acquired products in development.....................                                               39,098
 Changes in operating assets and liabilities:
            Accounts receivable....................................         (29,370)               --            (29,370)
            Inventories............................................         (59,335)         (298,188)          (372,432)
            Prepaid expenses and other assets......................         (20,008)          (85,468)          (110,391)
            Accounts payable and accrued liabilities...............         (79,803)          185,954            253,000
                                                                        ------------      -----------        -----------
            Net cash used in operating activities..................      (1,357,235)       (1,505,398)        (3,842,689)
                                                                        ------------      -----------        -----------
Cash flows from investing activities:
  Capital expenditures.............................................         (48,917)         (124,134)          (508,533)
  Acquisition of EnBloc assets.....................................              --                --            (31,543)
                                                                        ------------      -----------        -----------
           Net cash used in investing activities...................         (48,917)         (124,134)          (540,076)
                                                                        ------------      -----------        -----------
Cash flows from financing activities:
            Proceeds (expenses) from sale of common stock and
             warrants, net.........................................        (101,384)        2,012,563          4,446,991
            Proceeds from issuance of notes payable
             to shareholders.......................................              --           175,000            420,000
            Principal payments under capital lease obligation......          (1,580)             (785)            (2,857)
            Repayment of notes payable to shareholders.............        (195,000)         (175,000)          (320,000)
            Repayment of contract payable..........................              --           (32,000)           (32,000)
            Advance payment by shareholders for common
             stock.................................................              --                --                 --
            Payments received on subscriptions receivable from
             sale of stock.........................................              --             5,796              5,796
                                                                        -----------       -----------        -----------
            Net cash provided by (used in) financing activities....        (297,964)        1,985,574          4,517,930
Effect of exchange rate changes on cash and cash equivalents.......          (2,168)               --             (2,168)
                                                                        -----------       -----------        -----------
            Net increase (decrease) in cash and cash equivalents...      (1,704,116)          356,042            135,165
Cash and cash equivalents at beginning of period...................       1,839,281            16,190                 --
                                                                        -----------       -----------        -----------
Cash and cash equivalents at end of period.........................     $   132,997       $   372,232        $   132,997
                                                                        -----------       -----------        -----------
                                                                        -----------       -----------        -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........................     $     2,784       $    14,011        $    20,972
                                                                        -----------       -----------        -----------
                                                                        -----------       -----------        -----------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ITEM 1.      NOTES TO FINANCIAL STATEMENTS


     NOTE 1 - BASIS OF PRESENTATION

       The unaudited financial information furnished herein reflects all adjustments that in the opinion of management are necessary to fairly state the Company's financial position, the changes in its financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included on Form 10-K for the year ended December 31, 1997. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's financial statements for the year ended December 31, 1997 has been omitted. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of results for the entire year ended December 31, 1998.


       NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATION POLICY

       The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated.

       FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiary is the local currency. The assets and liabilities of the subsidiary are translated into U.S. dollars at the current exchange rate as of the balance sheet date. Revenues and expenses are translated using a weighted average exchange rate for the reporting period. Adjustments resulting from the translation of the subsidiary's financial statements are included as a separate component of shareholders' equity.

     Cash flows from the subsidiary are calculated using its functional currency. As a result, changes in assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree to changes in the corresponding items on the consolidated balance sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line item in the consolidated statements of cash flows.

     NOTE 3 - INVENTORIES

     Inventories are comprised of the following as of September 30, 1998 and December 31, 1997:

                                         1998                       1997
                                     -----------                  ---------
                                     (Unaudited)
Raw Materials                          $235,123                   $ 315,023
Work in Process                         139,235                          --
                                       --------                   ---------
                                       $374,358                   $ 315,023
                                       --------                   ---------
                                       --------                   ---------

     NOTE 4 - COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accumulated other comprehensive income balances are comprised of the following as of September 30, 1998 and December 31, 1997.

                                                  1998             1997
                                               -----------       -------
                                               (Unaudited)
Foreign currency translation adjustments        $(2,316)         $    --
                                                --------         -------
                                                --------         -------

     NOTE 5 - SUBSEQUENT EVENTS

     On November 3, 1998, a shareholder of the Company loaned the Company $50,000 to permit the Company to pay the down payment required to close the acquisition of EasyACCESS-TM- software and related assets from Saville Systems in Australia. The loan bears interest at 15%, is unsecured and is payable on February 1, 1999. The Company also agreed to grant the shareholder 5,000 warrants to purchase common stock of the corporation at $2.00 per share. Such warrants expire five years from the date of issuance. On November 6, 1998, the Company acquired certain assets from Saville Systems PLC and its wholly-owned subsidiary, Saville Systems Aust. Pty Ltd, for a purchase price of $150,000, $50,000 of which was paid at closing and the balance of which is due in 90 days.

-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the uncertain market acceptance of E.Com's products, E.Com's status as a development stage enterprise and its expectation of losses and negative cash flows, and ability to continue as a going concern, as well as those discussed below and in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

     The Company expects revenues to be derived primarily from the sale of its wireless mobile computing products and custom development of wireless data interface software. The Company does not expect to have any significant revenues from these products until the fourth quarter of 1998 or the first quarter of 1999 at the earliest. Sales are expected to be through purchase order contracts with each customer and will vary in quantity and profitability.

     The Company's primary product is the Discovery I-TM-, a fully integrated smart handheld device for wireless data communications. The Company commenced commercial production and shipment of the Discovery I-TM- late in the first quarter of 1998. The Company purchased certain manufacturing, tooling and test equipment to support its move to commercial production. If the Company secures adequate financing, during the remainder of 1998 and in 1999, the Company expects to continue to invest in development of enhancements, upgrades and software for its current products as well as limited development of additional new products, including both product accessories, applications software, wireless gateway servers, and other network interfaces for the Discovery I-TM-, subject to the amount and timing of the Company's achieving additional new funding or significant revenues. The Company believes that such continued development is necessary to keep the Discovery I-TM- marketable in its intended market.

FOREIGN SUBSIDIARY

     In July 1998, the Company formed Wireless Data Systems, Pty Ltd, a wholly owned subsidiary of the Company. Wireless Data Systems commenced operations in late July 1998 in Brisbane, Queensland, Australia. The primary focus of this subsidiary is to market wireless data interface software in the wireless telecommunications industry, as well as to provide software to facilitate the integration of the Company's Discovery I-TM- with customer computer networks.

     On November 6, 1998, the Company acquired certain assets from Saville Systems PLC and its wholly-owned subsidiary, Saville Systems Aust. Pty Ltd, for a purchase price of $150,000, $50,000 of which was paid at closing and the balance of which is due in 90 days. Among the acquired assets is software known as "EasyACCESS-TM-," which facilitates wireless data interface. The Company anticipates that its Wireless Data Systems subsidiary will market and sell EasyACCESS-TM-, while the Company plans to use EasyACCESS-TM- with its Discovery I-TM- and other hardware products to facilitate integrating these hardware products with customers' computer networks.

RESULTS OF OPERATIONS

     REVENUES AND COST OF SALES

     The Company had revenues of $27,875 and $77,200 for the third quarter and first nine months of 1998, respectively, compared to revenues of $1,650 in the third quarter and first nine months of 1997. Revenues were derived from sales of commercial units of the Company's Discovery I-TM-, and contract software development services. Costs of sales were $23,405 and $54,255 for the third quarter and first nine months of 1998, respectively, compared to costs of sales of $1,166 in the third quarter and first nine months of 1997. Costs of sales were primarily composed of costs of components; and costs of manufacturing the Company's Discovery I-TM- product. Costs of sales as a percentage of revenues were 84% and 70% for the third quarter and first nine months of 1998, respectively, compared to 71% in the third quarter and first nine months of 1997, primarily reflecting the high costs associated with low volume production. The Company expects its costs of sales, as a percentage of revenues to decline as the Company increases commercial production.

     Operating expenses increased by 13% to $411,478 in the third quarter of 1998 and decreased by 8% to $1,259,072 for the first nine months of 1998, as compared to $363,873 and $1,368,782 in the corresponding periods of 1997. The increase in expenses in the third quarter was due primarily to startup and ongoing expenses related to Wireless Data Systems, while the decrease for the nine months reflects the reduction in engineering and development expenses as the Discovery I-TM- proceeded towards commercial production.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses since inception have consisted primarily of payments to engineering consultants, payments of salaries and fringe benefits of employees and purchase of engineering parts and materials. To date, the Company has expensed all such costs as incurred. Engineering consulting projects have for the most part been completed, and expenses for such projects have been substantially reduced to $76,738 in the first nine months of 1998, compared with $368,875 in the first nine months of 1997, with most continued engineering work now being performed by employees of the Company. The Company expects product development expenses associated with the Discovery I-TM- to remain at current levels in the near-term; however, the Company also expects additional costs to be incurred for production support as the Company's commercial manufacturing of its initial products expands. If the Company secures adequate financing, the Company anticipates that it will also devote substantial resources to additional product enhancements, application support, application software development and development of E.Com's planned back-end wireless gateway server.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses include payroll and related costs for the Company's administrative and executive personnel, costs related to the Company's marketing and promotional efforts, office lease expenses and other overhead costs, and legal and accounting costs and fees of consultants and professionals. Sales, marketing, general and administrative expenses for the quarter ended September 30, 1998 were $272,082, as compared to $246,436 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, and the nine months ended September 30, 1997, these expenses were $800,840 and $618,512, respectively, reflecting primarily increased introduction activities for the Discovery I-TM- and the formation of Wireless Data Systems. The

Company expects sales, marketing, general and administrative expenses to continue to increase substantially in future periods as the Company invests in marketing activities to promote its products.

     NET LOSS

     Net cumulative loss from corporate inception through September 30, 1998 was approximately $3.8 million or $2.45 per share. For the quarter ended September 30, 1998, the Company recorded a net loss of $405,965 or $0.17 per share, versus a net loss of $369,431 or $0.27 per share for the quarter ended September 30, 1997. The decrease in net loss per share reflects the greater number of shares outstanding during 1998.

     For the nine month period ended September 30, 1998, the Company recorded a net loss of $1,214,175 or $0.51 per share, versus a net loss of $1,387,116 or $1.14 per share for the nine month period ended September 30, 1997, primarily reflecting ongoing operating expenses. The decrease in net loss per share reflects the greater number of shares outstanding during 1998.


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its operations primarily through private placements of common stock. At December 31, 1997, the Company had shareholders' equity of approximately $2.1 million, although from inception through December 31, 1997, the Company had incurred an accumulated deficit of approximately $2.6 million. The Company had cash and cash equivalents of $1.8 million at December 31, 1997. As of September 30, 1998, the Company had cash and cash equivalents of $133,000.

     As of November 11, 1998, the Company has approximately cash and cash equivalents of $29,000 and expects certain revenues in the next four to six weeks from pending orders; however, the Company has recently been notified of a likely delay in one anticipated significant order. The Company has previously taken steps to reduce its expenses, by reducing its work force (from twelve to six full time employees) and by imposing temporary reductions in the salaries of all remaining employees to assist the Company through its cash flow crunch. Furthermore, the Company has deferred payments to many of its vendors and suppliers, none of which have, as yet, refused to do further business with the Company or insisted that payment be made upon delivery. Due to its current circumstances, the Company also plans to shut down operations for at least a week during November and will maintain only a skeleton staff of managers and officers until it receives sufficient cash from customers or shareholders to make its payroll. If any of the Company's anticipated revenues are not timely received, the Company will be unable to pay its expenses as they become due.

     On November 3, 1998, a shareholder of the Company loaned the Company $50,000 to permit the Company to pay the down payment required to close the acquisition of EasyACCESS-TM- software and related assets from Saville Systems in Australia. The loan bears interest at 15%, is unsecured and is payable on February 1, 1999. The Company also agreed to grant the shareholder 5,000 warrants to purchase common stock of the corporation at $2.00 per share. Such warrants expire five years from the date of issuance.

     The Company needs to raise additional capital, debt or equity, in public or private offerings or loan transactions to finance its continued operations and growth. The Company is currently planning to offer additional shares of its common stock to its current shareholders. The Company has also retained an investment banking firm to identify other companies that may be interested in strategic investments or acquisitions of E.Com, but as of November 11, 1998, the Company has not held any discussions with any prospective investors or acquirers.

     There is no guarantee that additional funding will be secured before the Company's cash resources are exhausted. If the Company is unable to obtain financing in a timely manner, the Company will be forced to cease operations. The Company has tentatively concluded that filing a petition in bankruptcy to reorganize the Company does not provide significant benefits because of its lack of working capital.

     If and when higher volume sales of the Company's products occur, the Company expects that its operating cash requirements will increase since the Company will need to hire additional staff to expand its marketing, engineering support and production capabilities. Working capital needs will also increase to finance inventory and accounts receivable.

     The Company's future expenditures and capital requirements will depend on numerous factors, including the progress of its product development, manufacturing, sales and marketing programs and sales growth. The Company expects its cash requirements to increase significantly in each year of operations as it expands its activities and inventories. The Company will also need to support increased personnel costs and accounts receivable. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     There can be no assurance that the international operations of the Company will develop at a rate that supports the Company's level of investment. If revenues from these operations are not adequate to offset investments in such activities, the Company's business, operating results, and financial condition could be materially adversely affected. The Company may experience difficulty in managing international operations as a result of distance as well as cultural differences, and there can be no assurance that the Company will be able to successfully market its products and services in foreign markets.

     In addition to the uncertainty as to the Company's ability to continue to generate sufficient revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business in an international forum, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, export restrictions, export controls relating to technology, seasonal reductions in business activity in certain other parts of the world, and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect of the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates, and as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its systems and products, as well as those of its key vendors and suppliers, are Year 2000 compliant in all material respects, there can be no assurances that the Company's current systems and products do not contain undetected errors or defects with Year 2000 date functions that may result in significant costs to the Company.

     Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences (such as significant downtime to internal computer networks). These consequences could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     As of November 11, 1998, the Company has not developed, nor put into effect any contingency plans in the event that its internal systems, or those of its key vendors and suppliers are not Year 2000 compliant. The Company believes that the risks associated with its current lack of a contingency plan to be minimal. There can be no assurances, however, that the Company will not experience serious unanticipated negative consequences. These consequences could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.

FUTURE ACCOUNTING REQUIREMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim reports to shareholders. The Company plans to adopt the statement for the quarter ending December 31, 1998. The Company does not expect SFAS 131 to have a material effect on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 applies to fiscal years beginning after June 15, 1999. The Company does not expect SFAS 133 to have a material impact on its consolidated financial statements.

-------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 6(a).   EXHIBITS.

     EXHIBIT
        NO.                           DESCRIPTION
   ----------   ---------------------------------------------------------------
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

-------------
+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.

-------------------------------------------------------------------------------

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By       /s/ William F. Stephens                     Date: November 11, 1998
   -------------------------------------------            ---------------------
                William F. Stephens
          Principal Executive Officer and
            Principal Financial Officer

                                 EXHIBIT INDEX

                                    FORM 10-Q

                            E.COM INTERNATIONAL, INC.

      EXHIBIT
        NO.                              DESCRIPTION                              PAGE
   -----------  ----------------------------------------------------------------  --------
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

-------------
+ Filed previously with the Company's Registration Statement on Form 10 (No. 000-23547) filed with the Securities and Exchange Commission on December 24, 1997.

                                     (i)